Form 10-Q
period 2022-03-31
Infinite Acquisition Corp.
filed 2022-05-10
CIK 1862327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

INFINITE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41087	98-1593937
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

745 Fifth Avenue, 15th Floor New York, New York	10151
(Address Of Principal Executive Offices)	(Zip Code)

(212) 644-4200
Registrant’s telephone number, including area code

660 Madison Avenue
New York, New York 10065
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	NFNT.U	New York Stock Exchange
Class A ordinary shares included as part of the units	NFNT	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	NFNT WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 10, 2022, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

INFINITE ACQUISITION CORP.
Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

INFINITE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$315,287	$489,943
Prepaid expenses	860,101	870,768
Total current assets	1,175,388	1,360,711
Prepaid expenses - long term	113,974	323,315
Investments held in Trust Account	281,546,786	281,522,866
Total Assets	$282,836,148	$283,206,892

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$138,436	$-
Accounts payable - related party	77,562	43,642
Accrued expenses	288,354	339,023
Total current liabilities	504,352	382,665
Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	10,164,352	10,042,665

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares issued and outstanding at $10.20 per share redemption value as of March 31, 2022 and December 31, 2021	281,520,000	281,520,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	690	690
Accumulated deficit	(8,848,894)	(8,356,463)
Total shareholders’ deficit	(8,848,204)	(8,355,773)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$282,836,148	$283,206,892

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2022
Operating expenses
General and administrative expenses	$388,785
General and administrative expenses - related party	127,566
Loss from Operations	(516,351)
Income from investments held in Trust Account	23,920
Net loss	$(492,431)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000

Basic and diluted net loss per Class A ordinary share	$(0.01)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000

Basic and diluted net loss per Class B ordinary share	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

	Ordinary shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance - December 31, 2021	-	$-	6,900,000	$690	$-	$(8,356,463)	$(8,355,773)
Net loss	-	-	-	-	-	(492,431)	(492,431)
Balance - March 31, 2022 (unaudited)	-	$-	6,900,000	$690	$-	$(8,848,894)	$(8,848,204)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended
March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(492,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(23,920)
Changes in operating assets and liabilities:
Prepaid expenses	220,008
Accounts payable	53,436
Accounts payable - related party	33,920
Accrued expenses	252,831
Net cash used in operating activities	43,844

Cash Flows from Financing Activities:
Offering costs paid	(218,500)
Net cash used in financing activities	(218,500)

Net change in cash	(174,656)

Cash - beginning of the period	489,943
Cash - end of the period	$315,287

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 29, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Upon the closing of Initial Public Offering and the Private Placement, approximately $281.5 million ($10.20 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and a portion of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable, if any, on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders are entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company decides not to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) have agreed to vote their Founder Shares (as defined below) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with its Chief Financial Officer (or his or her designee) prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $315,000 in the Company’s operating bank account and working capital of approximately $671,000.

Prior to the completion of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and a loan of approximately $269,000 from the Sponsor pursuant to a promissory note originally issued on April 9, 2021 (the “Note”). The Company repaid the Note in full on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the certain proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there was no amounts outstanding under Working Capital Loans.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022. There was no activity in the period from March 29, 2021 (inception) through March 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 24, 2022.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000, and cash held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 27,340,000 Class A ordinary shares since their exercise is contingent upon future events. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022
	Class A	Class B

Numerator:
Allocation of net loss	$(393,945)	$(98,486)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	27,600,000	6,900,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 13,540,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Sponsor, generating proceeds of approximately $13.5 million, and incurring offering costs of approximately $23,000.

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

Note 5 - Related Party Transactions

Founder Shares

On April 9, 2021, the Sponsor paid $25,000 to cover for certain offering costs on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares, par value $0.0001 per share. On November 2, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s board of directors. On November 18, 2021, the Company effected a share re-capitalization resulting in an aggregate of 6,900,000 Founder Shares outstanding. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20% of its issued and outstanding shares after the Initial Public Offering. On November 23, 2021, the underwriters exercised the over-allotment option in full; thus, these 900,000 Founder Shares were no longer subject forfeiture.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On April 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $269,000 under the Note and repaid in full on November 24, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of its officers and directors may, but are not obligated to, loan the Company the Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, without interest, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregate of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination). As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender.

Administrative Services Agreement

On November 23, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company until the earlier of the consummation of a Business Combination or liquidation. For the three months ended March 31, 2022, the Company incurred $30,000 in expense for these services, included in general and administrative expenses-related party on the accompanying condensed statement of operations and included in related party accounts payable on the accompanying condensed balance sheet.

The Company may pay the Sponsor or any of its existing officers or directors, or any entity with which they are affiliated, a consulting fee or other compensation in connection with identifying, investigating and completing an initial Business Combination. The Sponsor, or any of the Company’s existing executive officers and directors, or any of their respective affiliates, including LionTree Advisors LLC (“LionTree Advisors”) and LionTree LLC (“LionTree”), and other entities affiliated with LionTree, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors of the Company or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company. For the three months ended March 31, 2022, the Company recorded approximately $98,000 in expenses in connection with compliance services with related party. As of March 31, 2022, there were approximately $78,000 outstanding in the related party accounts payable, as reflected in the accompanying condensed balance sheet.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The underwriters reimbursed the Company approximately $2.2 million for such fees at the closing of the Initial Public Offering. And the underwriters have also agreed to reimburse the Company for approximately $3.9 million upon the completion of the initial Business Combination.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and subject to possible redemption.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$276,000,000
Less:
Proceeds allocated to Public Warrants	(7,728,000)
Offering costs allocated to Class A ordinary shares	(15,571,501)
Plus:
Accretion on Class A ordinary shares to redemption value	28,819,501
Class A ordinary shares subject to possible redemption	$281,520,000

Note 8 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no non-redeemable Class A ordinary shares issued or outstanding.

Class B Ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding, which amount have been retroactively restated to reflect the share re-capitalization on November 18, 2021 as discussed in Note 5. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 Class B ordinary shares were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On November 23, 2021, the underwriters exercised the over-allotment option in full; thus, these 900,000 Founder Shares were no longer subject forfeiture.

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

Warrants - As of March 31, 2022 and December 31, 2021, 13,800,000 Public Warrants and 13,540,000 Private Placement Warrants were outstanding.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) the Private Placement Warrants are non-redeemable and (iii) the Private Placement Warrants are exercisable on a cashless basis and have certain registration rights.

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3
Investments held in Trust Account - U.S. Treasury Securities	$281,546,786	$-	$-

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Investments held in Trust Account - U.S. Treasury Securities	$281,522,866	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2022.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Infinite Acquisition Corp.,” “our,” “us” or “we” refer to Infinite Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $315,000 in our operating bank account and working capital of approximately $671,000.

Prior to the completion of the Initial Public Offering and Private Placement, our liquidity needs were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and a loan of approximately $269,000 from the Sponsor pursuant to a promissory note originally issued on April 9, 2021 (the “Note”). We repaid the Note in full on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the certain proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there was no amounts outstanding under Working Capital Loans.

In February 2022, the Sponsor committed to provide us an aggregated of up to $900,000 in loans in order to finance our working capital needs (including transaction costs in connection with a Business Combination) (the “Sponsor Loan Commitment”). As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements included in this Report. The unaudited condensed financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Our entire activity since inception up to March 31, 2022, was in preparation for our formation and the Initial Public Offering, and since the completion of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had a net loss of approximately $492,000, which consisted of approximately $389,000 in general and administrative expenses and related party administrative fees of approximately $128,000, partially offset by approximately $24,000 of net income on the investments held in the Trust Account.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 13,540,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Sponsor, generating proceeds of approximately $13.5 million, and incurring offering costs of approximately $23,000.

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

In February 2022, the Sponsor committed to provide us an aggregated of up to $900,000 in loans in order to finance our working capital needs (including transaction costs in connection with a Business Combination). As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender.

Administrative Services Agreement

On November 23, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us until the earlier of the consummation of a Business Combination or liquidation. For the three months ended March 31, 2022, we incurred approximately $30,000 in expense for these services, which was included in related party accounts payable as reflected in the accompanying condensed balance sheet.

We may pay the Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a consulting fee or other compensation in connection with identifying, investigating and completing an initial Business Combination. The Sponsor, or any of our existing executive officers and directors, or any of their respective affiliates, including LionTree Advisors LLC (“LionTree Advisors”) and LionTree LLC (“LionTree”), and other entities affiliated with LionTree, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors of us or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of us. For the three months ended March 31, 2022, we recorded approximately $98,000 in expenses in connection with compliance services with related party. As of March 31, 2022, there were approximately $78,000 outstanding in the related party accounts payable, as reflected in the accompanying condensed balance sheet.

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

Critical Accounting Policies and Estimates

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 27,340,000 Class A ordinary shares since their exercise is contingent upon future events. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Except for the below risk factor, as of the date of this Report, there have been no material changes to the risk factors disclosed in the annual report on Form 10-K filed with the SEC on March 24, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Report.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)
4.2	Specimen Unit Certificate (2)
4.3	Specimen Class A Ordinary Share Certificate (2)
4.4	Specimen Warrant Certificate (2)
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (1)
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (1)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein (1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (1)
10.5	Administrative Services Agreement between the Company and the Sponsor (1)
10.6	Engagement Letter between the Registrant and LionTree Advisors LLC (3)
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2022		INFINITE ACQUISITION CORP.

	By:	/s/ James Rosenstock
		Name:	James Rosenstock
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)