Form 10-Q
period 2022-06-30
Infinite Acquisition Corp.
filed 2022-08-11
CIK 1862327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

INFINITE ACQUISITION CORP.
Form 10-Q

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2022 and 2021 and for the Six Months Ended June 30, 2022 and the Period from March 29, 2021 (Inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and for the Period from March 29, 2021 (Inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from March 29, 2021 (Inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

INFINITE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$36,226	$489,943
Prepaid expenses	804,045	870,768
Total current assets	840,271	1,360,711
Prepaid expenses - long term	-	323,315
Investments held in Trust Account	281,925,494	281,522,866
Total Assets	$282,765,765	$283,206,892

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$85,536	$-
Accounts payable - related party	108,303	43,642
Accrued expenses	300,425	339,023
Total current liabilities	494,264	382,665
Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	10,154,264	10,042,665

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares issued and outstanding at $10.21 and $10.20 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	281,825,494	281,520,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	690	690
Accumulated deficit	(9,214,683)	(8,356,463)
Total shareholders’ deficit	(9,213,993)	(8,355,773)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$282,765,765	$283,206,892

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended	For the Period from March 29, 2021 (Inception)
	June 30, 2022	June 30, 2021	June 30, 2022	through June 30, 2021
Operating expenses
General and administrative expenses	$304,011	$10,752	$692,796	$10,752
General and administrative expenses - related party	134,992	-	262,558	-
Loss from Operations	(439,003)	(10,752)	(955,354)	(10,752)
Income from investments held in Trust Account	378,708	-	402,628	-
Net loss	$(60,295)	$(10,752)	$(552,726)	$(10,752)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	-	27,600,000	-

Basic and diluted net loss per Class A ordinary share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	6,000,000	6,900,000	6,000,000

Basic and diluted net loss per Class B ordinary share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2022

	Ordinary shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,900,000	$690	$-	$(8,356,463)	$(8,355,773)
Net loss	-	-	-	-	-	(492,431)	(492,431)
Balance - March 31, 2022 (unaudited)	-	-	6,900,000	690	-	(8,848,894)	(8,848,204)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(305,494)	(305,494)
Net loss	-	-	-	-	-	(60,295)	(60,295)
Balance - June 30, 2022 (unaudited)	-	$-	6,900,000	$690	$-	$(9,214,683)	$(9,213,993)

For the Period from March 29, 2021 (Inception) through June 30, 2021

	Ordinary shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 29, 2021 (inception) and March 31, 2021 (unaudited)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,900,000	690	24,310	-	25,000
Net loss	-	-	-	-	-	(10,752)	(10,752)
Balance - June 30, 2021 (unaudited)	-	$-	6,900,000	$690	$24,310	$(10,752)	$14,248

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Period from March 29, 2021 (Inception) through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(552,726)	$(10,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(402,628)	-
Changes in operating assets and liabilities:
Prepaid expenses	390,038	(5,498)
Accounts payable	85,536	1,250
Accounts payable - related party	64,661	-
Accrued expenses	108,716	-
Net cash used in operating activities	(306,403)	(15,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	15,000
Offering costs paid	(147,314)	-
Net cash (used in) provided by financing activities	(147,314)	15,000

Net change in cash	(453,717)	-

Cash - beginning of the period	489,943	-
Cash - end of the period	$36,226	$-

Supplemental disclosure of noncash activities:
Remeasurement of Class A ordinary shares to redemption value	$305,494	$-
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Offering costs included in accrued expenses	$-	$67,858
Offering costs included in accounts payable	$-	$52,165

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 29, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

Upon the closing of Initial Public Offering and the Private Placement, approximately $281.5 million ($10.20 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and a portion of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Liquidity and Capital Resources

As of June 30, 2022, the Company had approximately $36,000 in the Company’s operating bank account and working capital of approximately $346,000.

Prior to the completion of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and a loan of approximately $269,000 from the Sponsor pursuant to a promissory note originally issued on April 9, 2021 (the “Note”). The Company repaid the Note in full on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the certain proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of June 30, 2022 and December 31, 2021, there was no amounts outstanding under Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregated of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the “Sponsor Loan Commitment”), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations for each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company accounts for its 27,340,000 warrants issued in connection with the Initial Public Offering (including 13,800,000 Public Warrants and 13,540,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants were not precluded from equity classification. Equity-classified contracts were initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 27,340,000 Class A ordinary shares since their exercise is contingent upon future events. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net loss	$(48,236)	$(12,059)	$-	$(10,752)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	27,600,000	6,900,000	-	6,000,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$-	$(0.00)

	For the Six Months Ended June 30, 2022		For the Period from March 29, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net loss	$(442,181)	$(110,545)	$-	$(10,752)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	27,600,000	6,900,000	-	6,000,000

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)	$-	$(0.00)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of its officers and directors may, but are not obligated to, loan the Company the Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, without interest, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In February 2022, the Sponsor committed to provide the Company an aggregate of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender.

Administrative Services Agreement

On November 23, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company until the earlier of the consummation of a Business Combination or liquidation. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, in expense for these services, included in general and administrative expenses-related party on the accompanying condensed statements of operations and included in related party accounts payable on the accompanying condensed balance sheets.

The Company may pay the Sponsor or any of its existing officers or directors, or any entity with which they are affiliated, a consulting fee or other compensation in connection with identifying, investigating and completing an initial Business Combination. The Sponsor, or any of the Company’s existing executive officers and directors, or any of their respective affiliates, including LionTree Advisors LLC (“LionTree Advisors”) and LionTree LLC (“LionTree”), and other entities affiliated with LionTree, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors of the Company or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company. For the three and six months ended June 30, 2022, the Company recorded approximately $105,000 and $203,000, respectively, in expenses in connection with compliance services with related party. As of June 30, 2022, there were approximately $108,000 outstanding in the related party accounts payable, as reflected in the accompanying condensed balance sheets.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$276,000,000
Less:
Proceeds allocated to Public Warrants	(7,728,000)
Offering costs allocated to Class A ordinary shares	(15,571,501)
Plus:
Remeasurement of Class A ordinary shares to redemption value	28,819,501
Class A ordinary shares subject to possible redemption as of December 31, 2021	281,520,000
Increase in redemption value of Class A ordinary shares subject to redemption	305,494
Class A ordinary shares subject to possible redemption as of June 30, 2022	$281,825,494

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 8 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no non-redeemable Class A ordinary shares issued or outstanding.

Class B Ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding, which amount have been retroactively restated to reflect the share re-capitalization on November 18, 2021 as discussed in Note 5. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 Class B ordinary shares were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On November 23, 2021, the underwriters exercised the over-allotment option in full; thus, these 900,000 Founder Shares were no longer subject forfeiture.

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

Warrants - As of June 30, 2022 and December 31, 2021, 13,800,000 Public Warrants and 13,540,000 Private Placement Warrants were outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3
Investments held in Trust Account - U.S. Treasury Securities	$281,925,494	$-	$-

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Investments held in Trust Account - U.S. Treasury Securities	$281,522,866	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the six months ended June 30, 2022.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 10 - Subsequent Events

On June 13, 2022, James Rosenstock notified the board of directors (the “Board”) of the Company of his resignation as Chief Financial Officer (CFO) of the Company. The resignation will be effective on August 15, 2022 and Mr. Rosenstock will become a Special Advisor to the Company after his resignation.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the resignation of the CFO, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $36,000 in our operating bank account and working capital of approximately $346,000.

Prior to the completion of the Initial Public Offering and Private Placement, our liquidity needs were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and a loan of approximately $269,000 from the Sponsor pursuant to a promissory note originally issued on April 9, 2021 (the “Note”). We repaid the Note in full on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the certain proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of June 30, 2022 and December 31, 2021, there was no amounts outstanding under Working Capital Loans.

In February 2022, the Sponsor committed to provide us an aggregated of up to $900,000 in loans in order to finance our working capital needs (including transaction costs in connection with a Business Combination) (the “Sponsor Loan Commitment”), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As described above, up to $1.5 million of the Sponsor Loan Commitment (in the aggregate with any other Working Capital Loans) may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender.

Based on the foregoing, management has since reevaluated our liquidity and financial condition and believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Results of Operations

Our entire activity since inception up to June 30, 2022, was in preparation for our formation and the Initial Public Offering, and since the completion of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had a net loss of approximately $60,000, which consisted of approximately $304,000 in general and administrative expenses and related party administrative fees of approximately $135,000, partially offset by approximately $379,000 of net income on the investments held in the Trust Account.

For the six months ended June 30, 2022, we had a net loss of approximately $553,000, which consisted of approximately $693,000 in general and administrative expenses and related party administrative fees of approximately $263,000, partially offset by approximately $403,000 of net income on the investments held in the Trust Account.

For the period from March 29, 2021 (inception) through June 30, 2021 and the three months ended June 30, 2021, we had a net loss of approximately $11,000, which consisted solely of general and administrative expenses.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us the Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, without interest, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, we had no borrowings under the Working Capital Loans.

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

Administrative Services Agreement

On November 23, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us until the earlier of the consummation of a Business Combination or liquidation. For the three and six months ended June 30, 2022, we incurred approximately $30,000 and $60,000, respectively, in expense for these services, which was included in related party accounts payable as reflected in the accompanying condensed balance sheet.

We may pay the Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a consulting fee or other compensation in connection with identifying, investigating and completing an initial Business Combination. The Sponsor, or any of our existing executive officers and directors, or any of their respective affiliates, including LionTree Advisors LLC (“LionTree Advisors”) and LionTree LLC (“LionTree”), and other entities affiliated with LionTree, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors of us or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of us. For the three and six months ended June 30, 2022, we recorded approximately $105,000 and $203,000, respectively, in expenses in connection with compliance services with related party. As of June 30, 2022, there were approximately $108,000 outstanding in the related party accounts payable, as reflected in the accompanying condensed balance sheet.

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

Critical Accounting Policies and Estimates

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 27,340,000 Class A ordinary shares since their exercise is contingent upon future events. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Dated: August 11, 2022		INFINITE ACQUISITION CORP.

	By:	/s/ James Rosenstock
		Name:	James Rosenstock
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)