Form 10-Q
period 2022-09-30
Infinite Acquisition Corp.
filed 2022-11-07
CIK 1862327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

INFINITE ACQUISITION CORP.
Form 10-Q

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and the Period from March 29, 2021 (Inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the Period from March 29, 2021 (Inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from March 29, 2021 (Inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

INFINITE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$185,536	$489,943
Prepaid expenses	568,003	870,768
Total current assets	753,539	1,360,711
Prepaid expenses - long term	-	323,315
Investments held in Trust Account	283,183,407	281,522,866
Total Assets	$283,936,946	$283,206,892

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$518	$-
Accounts payable - related party	102,667	43,642
Accrued expenses	348,366	339,023
Note payable - related party	400,000	-
Total current liabilities	851,551	382,665
Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	10,511,551	10,042,665

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares issued and outstanding at $10.26 and $10.20 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	283,083,407	281,520,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	690	690
Accumulated deficit	(9,658,702)	(8,356,463)
Total shareholders’ deficit	(9,658,012)	(8,355,773)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$283,936,946	$283,206,892

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the Period from
	For the Three Months Ended		For the Nine Months Ended	March 29, 2021 (Inception)
	September 30, 2022	September 30, 2021	September 30, 2022	through September 30, 2021
Operating expenses
General and administrative expenses	$331,318	$71,310	$1,024,114	$82,062
General and administrative expenses - related party	112,701	-	375,259	-
Loss from Operations	(444,019)	(71,310)	(1,399,373)	(82,062)
Income from investments held in Trust Account	1,257,913	-	1,660,541	-
Net income (loss)	$813,894	$(71,310)	$261,168	$(82,062)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	-	27,600,000	-

Basic and diluted net income (loss) per Class A ordinary share	$0.02	$-	$0.01	$-

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	6,000,000	6,900,000	6,000,000

Basic and diluted net income (loss) per Class B ordinary share	$0.02	$(0.01)	$0.01	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2022

	Ordinary shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,900,000	$690	$-	$(8,356,463)	$(8,355,773)
Net loss	-	-	-	-	-	(492,431)	(492,431)
Balance - March 31, 2022 (unaudited)	-	-	6,900,000	690	-	(8,848,894)	(8,848,204)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(305,494)	(305,494)
Net loss	-	-	-	-	-	(60,295)	(60,295)
Balance - June 30, 2022 (unaudited)	-	-	6,900,000	690	-	(9,214,683)	(9,213,993)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,257,913)	(1,257,913)
Net income	-	-	-	-	-	813,894	813,894
Balance - September 30, 2022 (unaudited)	-	$-	6,900,000	$690	$-	$(9,658,702)	$(9,658,012)

For the Three Months Ended September 30, 2021 and the Period from March 29, 2021 (Inception) through September 30, 2021

	Ordinary shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 29, 2021 (inception) and March 31, 2021 (unaudited)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,900,000	690	24,310	-	25,000
Net loss	-	-	-	-	-	(10,752)	(10,752)
Balance - June 30, 2021 (unaudited)	-	-	6,900,000	690	24,310	(10,752)	14,248
Net loss	-	-	-	-	-	(71,310)	(71,310)
Balance - September 30, 2021 (unaudited)	-	$-	6,900,000	$690	$24,310	$(82,062)	$(57,062)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period from
	For the Nine Months Ended	March 29, 2021 (Inception)
	September 30, 2022	through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$261,168	$(82,062)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(1,660,541)	-
General and administrative expenses paid by sponsor under promissory note	-	12,005
Changes in operating assets and liabilities:
Prepaid expenses	626,080	-
Accounts payable	518	1,250
Accounts payable - related party	59,025	-
Accrued expenses	156,657	-
Net cash used in operating activities	(557,093)	(68,807)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	400,000	183,972
Offering costs paid	(147,314)	(115,165)
Net cash provided by financing activities	252,686	68,807

Net change in cash	(304,407)	-

Cash - beginning of the period	489,943	-
Cash - end of the period	$185,536	$-

Supplemental disclosure of noncash activities:
Remeasurement of Class A ordinary shares to redemption value	$1,563,407	$-
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Offering costs included in accrued expenses	$-	$298,680
Prepaid expenses paid by Sponsor under promissory note	$-	$2,995

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Going Concern

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 29, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

Going Concern

As of September 30, 2022, the Company had approximately $186,000 in the Company’s operating bank account and working capital deficit of approximately $98,000.

Prior to the completion of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and a loan of approximately $269,000 from the Sponsor pursuant to a promissory note originally issued on April 9, 2021 (the “Note”). The Company repaid the Note in full on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the certain proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of September 30, 2022 and December 31, 2021, there was no amounts outstanding under Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregated of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the “Sponsor Loan Commitment”), and the Sponsor increased the amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of September 30, 2022 and December 31, 2021, there was $400,000 and $0 of advances drawn under the Sponsor Loan Commitment, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with FASB accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 23, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Net Income (Loss) per Ordinary Share

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 27,340,000 Class A ordinary shares since their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss)	$651,115	$162,779	$-	$(71,310)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	27,600,000	6,900,000	-	6,000,000

Basic and diluted net income (loss) per ordinary share	$0.02	$0.02	$-	$(0.01)

	For the Nine Months Ended		For the Period from March 29, 2021 (Inception)
	September 30, 2022		through September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss)	$208,934	$52,234	$-	$(82,062)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	27,600,000	6,900,000	-	6,000,000

Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$-	$(0.01)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 5 - Related Party Transactions

Founder Shares

On April 9, 2021, the Sponsor paid $25,000 to cover for certain offering costs on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares, par value $0.0001 per share. On November 2, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s board of directors. On November 18, 2021, the Company effected a share re-capitalization resulting in an aggregate of 6,900,000 Founder Shares outstanding. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20% of its issued and outstanding shares after the Initial Public Offering. On November 23, 2021, the underwriters exercised the over-allotment option in full; thus, these 900,000 Founder Shares were no longer subject to forfeiture.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of its officers and directors may, but are not obligated to, loan the Company the Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, without interest, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In February 2022, the Sponsor committed to provide the Company an aggregate of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of September 30, 2022 and December 31, 2021, there were $400,000 and $0 of advances drawn under Sponsor Loan Commitment, respectively.

Administrative Services Agreement

On November 23, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company until the earlier of the consummation of a Business Combination or liquidation. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in expense for these services, included in general and administrative expenses-related party on the accompanying condensed statements of operations and included in related party accounts payable on the accompanying condensed balance sheets.

The Company may pay the Sponsor or any of its existing officers or directors, or any entity with which they are affiliated, a consulting fee or other compensation in connection with identifying, investigating and completing an initial Business Combination. The Sponsor, or any of the Company’s existing executive officers and directors, or any of their respective affiliates, including LionTree Advisors LLC (“LionTree Advisors”) and LionTree LLC (“LionTree”), and other entities affiliated with LionTree, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors of the Company or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company. For the three and nine months ended September 30, 2022, the Company recorded approximately $83,000 and $285,000, respectively, in expenses in connection with compliance services with related party. As of September 30, 2022, there were approximately $103,000 outstanding in the related party accounts payable, as reflected in the accompanying condensed balance sheets.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$276,000,000
Less:
Proceeds allocated to Public Warrants	(7,728,000)
Offering costs allocated to Class A ordinary shares	(15,571,501)
Plus:
Remeasurement of Class A ordinary shares to redemption value	28,819,501
Class A ordinary shares subject to possible redemption as of December 31, 2021	281,520,000
Increase in redemption value of Class A ordinary shares subject to redemption	305,494
Class A ordinary shares subject to possible redemption as of June 30, 2022	281,825,494
Increase in redemption value of Class A ordinary shares subject to redemption	1,257,913
Class A ordinary shares subject to possible redemption as of September 30, 2022	$283,083,407

Note 8 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class A Ordinary shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no non-redeemable Class A ordinary shares issued or outstanding.

Class B Ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding, which amount have been retroactively restated to reflect the share re-capitalization on November 18, 2021 as discussed in Note 5. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 Class B ordinary shares were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On November 23, 2021, the underwriters exercised the over-allotment option in full; thus, these 900,000 Founder Shares were no longer subject to forfeiture.

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

Warrants - As of September 30, 2022 and December 31, 2021, 13,800,000 Public Warrants and 13,540,000 Private Placement Warrants were outstanding.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3
Investments held in Trust Account - U.S. Treasury Securities	$283,183,407	$-	$-

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Investments held in Trust Account - U.S. Treasury Securities	$281,522,866	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the nine months ended September 30, 2022.

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

Going Concern

As of September 30, 2022, we had approximately $186,000 in our operating bank account and working capital deficit of approximately $98,000.

Prior to the completion of the Initial Public Offering and Private Placement, our liquidity needs were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and a loan of approximately $269,000 from the Sponsor pursuant to a promissory note originally issued on April 9, 2021 (the “Note”). We repaid the Note in full on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the certain proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of September 30, 2022 and December 31, 2021, there was no amounts outstanding under Working Capital Loans.

In February 2022, the Sponsor committed to provide us an aggregated of up to $900,000 in loans in order to finance our working capital needs (including transaction costs in connection with a Business Combination) (the “Sponsor Loan Commitment”), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of September 30, 2022 and December 31, 2021, there were $400,000 and $0 of advances drawn under Sponsor Loan Commitment, respectively.

In connection with our assessment of going concern considerations in accordance with FASB accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to complete a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we are required to liquidate after August 23, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

Our entire activity since inception up to September 30, 2022, was in preparation for our formation and the Initial Public Offering, and since the completion of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had a net income of approximately $814,000, which consisted of approximately $1.3 million net income on the investments held in the Trust Account, partially offset by approximately $331,000 in general and administrative expenses and related party administrative fees of approximately $113,000.

For the three months ended September 30, 2021 we had a net loss of approximately $71,000, which consisted solely of general and administrative expenses.

For the nine months ended September 30, 2022, we had a net income of approximately $261,000, which consisted of approximately $1.7 million net income on the investments held in the Trust Account, partially offset by approximately $1.0 million in general and administrative expenses and related party administrative fees of approximately $375,000.

For the period from March 29, 2021 (inception) through September 30, 2021 we had a net loss of approximately $82,000, which consisted solely of general and administrative expenses.

Related Party Transactions

Founder Shares

On April 9, 2021, the Sponsor paid $25,000 to cover for certain offering costs on behalf of us in exchange for issuance of 5,750,000 Class B ordinary shares, par value $0.0001 per share. On November 2, 2021, the Sponsor transferred 25,000 Founder Shares to each of our board of directors (the holders of our Founder Shares, the “initial shareholders”). On November 18, 2021, we effected a share capitalization resulting in an aggregate of 6,900,000 Founder Shares outstanding. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20% of our issued and outstanding shares after the Initial Public Offering. On November 23, 2021, the underwriters exercised the over-allotment option in full; thus, these 900,000 Founder Shares were no longer subject to forfeiture.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us the Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, without interest, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, we had no borrowings under the Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregate of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of September 30, 2022 and December 31, 2021, there were $400,000 and $0 of advances drawn under Sponsor Loan Commitment, respectively.

Administrative Services Agreement

On November 23, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us until the earlier of the consummation of a Business Combination or liquidation. For the three and nine months ended September 30, 2022, we incurred approximately $30,000 and $90,000, respectively, in expense for these services, which was included in related party accounts payable as reflected in the accompanying condensed balance sheet.

We may pay the Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a consulting fee or other compensation in connection with identifying, investigating and completing an initial Business Combination. The Sponsor, or any of our existing executive officers and directors, or any of their respective affiliates, including LionTree Advisors LLC (“LionTree Advisors”) and LionTree LLC (“LionTree”), and other entities affiliated with LionTree, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors of us or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of us. For the three and nine months ended September 30, 2022, we recorded approximately $83,000 and $285,000, respectively, in expenses in connection with compliance services with related party. As of September 30, 2022, there were approximately $103,000 outstanding in the related party accounts payable, as reflected in the accompanying condensed balance sheet.

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

Critical Accounting Policies and Estimates

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

Net Income (Loss) per Ordinary Share

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 27,340,000 Class A ordinary shares since their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Dated: November 7, 2022		INFINITE ACQUISITION CORP.

	By:	/s/ David Farber
		Name:	David Farber
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)