Form 10-K
period 2022-12-31
Infinite Acquisition Corp.
filed 2023-03-22
CIK 1862327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 ☒ For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the issued and outstanding Class A ordinary shares, other than Class A ordinary shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2022, as reported on the New York Stock Exchange (the “NYSE”), was $272,688,000 (based on the NYSE closing sales price of the Class A ordinary shares on June 30, 2022 of $9.88).

As of March 21, 2023, 27,600,000 Class A ordinary shares and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

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

•	“Business Combination” are to a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar Business Combination with one or more businesses;

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

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

•	“sponsor” are to Infinite Sponsor, LLC, a Delaware limited liability company;

•	“Thirty Five Ventures” are to Thirty Five Ventures LLC;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Report, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the words “may,” “should” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” "continue,” “intends,” “will,” “potential,” “projects,” or “predicts,” or, in each case, the negative of such terms or other similar terms or similar expressions.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of known and unknown risks, uncertainties (some of which are beyond our control) or other assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

•	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	the amount of redemptions by our public shareholders;

•
our ability to consummate an initial Business Combination due to the uncertainty resulting from general economic and political conditions such as recessions, interest rates, international currency fluctuations and health epidemics and pandemics (including the ongoing COVID-19 pandemic), inflation, changes in diplomatic and trade relationships and acts of war (including the military conflict that started between the Russian Federation, Belarus and Ukraine in February 2022) or terrorism;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity, volatility and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; and

•	the other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this Report.

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

OUR SPONSORS

Our sponsor is controlled by NBA superstar Kevin Durant and entrepreneur Rich Kleiman, and LionTree, a leading investment and merchant bank. The history of the working relationship between Mr. Durant, Mr. Kleiman and principals at LionTree goes back for several years. We believe the combined capabilities of both Mr. Durant, Mr. Kleiman and their respective affiliates, including Thirty Five Ventures, and LionTree (the “sponsor group”), highlighted by our core sector overlap and highly complementary unique attributes, create a differentiated sponsor group that we believe will provide competitive advantages in sourcing, effecting an attractive combination and driving long-term value for our shareholders.

THIRTY FIVE VENTURES

Thirty Five Ventures was founded in 2016 by Mr. Durant and Mr. Kleiman on the shared belief that the access, global reach and influence of an NBA superstar of Mr. Durant’s caliber would create unique investment and business opportunities well beyond traditional athlete endorsements. During Mr. Durant’s years with the Golden State Warriors from 2016-2019, he and Mr. Kleiman immersed themselves in the Silicon Valley ecosystem, building deep relationships that have since led to their invitation into some of the most high profile venture deals, including notable companies and entities such as Postmates, Acorns, Whoop, Overtime, Caffeine, Robinhood, and Coinbase. In addition to venture stage opportunities, Thirty Five Ventures also invested in MLS’s Philadelphia Union and has pursued real estate investments, including a commercial building in Suitland, MD. Mr. Durant and Mr. Kleiman are also focusing their efforts on building an infrastructure at Thirty Five Ventures from which they could launch their own businesses, including: Boardroom, a sports business media platform featuring digital video series, podcasts, e-newsletter, feature news articles, and digital and social media content covering the athletes, executives, and companies behind the biggest sports business stories; and a media production business which has produced scripted and unscripted film television, digital and branded content projects including 2020’s In the Water documentary on Showtime, 2021’s Swagger - a  scripted series for AppleTV in partnership with Imagine Entertainment and CBS Studios - and Two Distant Strangers, a 2021 Academy Award winning film. The mission across all of Thirty Five Ventures business initiatives is to leverage the access and business savvy of Mr. Durant and Mr. Kleiman to find great investments, forge unique partnerships, and produce creative works at the intersection of sports, media and culture. See “Item 1A. Risk Factors - Past performance by our management team or their respective affiliates, including LionTree and Thirty Five Ventures, may not be indicative of future performance of an investment in us.”

LIONTREE

LionTree brings highly trusted advisory and investment experience to Infinite Acquisition Corp. Founded in 2012, the firm is headquartered in New York with offices in San Francisco, Paris and London. LionTree leverages its unique insights and relationships across its integrated product set: M&A Advisory, Capital Raising, LT Growth, IPO Advisory, Institutional Investor Membership and Merchant Banking. Since inception, LionTree has advised on over $750 billion worth of deals across the media, tech, and global consumer ecosystem. Focused on industry defining transactions, LionTree has significant depth and breadth of C-level, global investors and board room relationships across the communications and creative digital economy. LionTree provides Infinite Acquisition Corp. an incredibly distinctive deal network and a proven track record for identifying and working with best-in-class, iconic brands and assets.

LionTree’s Merchant Banking business co-invests with clients across venture, growth, and private equity. Functioning as a value-add partner, LionTree has invested in numerous innovative companies across sports, health, wellness, lifestyle, food, travel, and culture including Sorare, FuboTV, Pluto TV, Mirror, Whoop, The Athletic, Axiomatic, Faceit, Splice, Gimlet Media, Q Code, Second Spectrum, Mojo, Underdog, Religion of Sports, Ripken Baseball, GetYourGuide, Color Genomics, HumanCo, Public and Bolt. See “Item 1A. Risk Factors - Past performance by our management team or their respective affiliates, including LionTree and Thirty Five Ventures, may not be indicative of future performance of an investment in us.”

SOURCING, CAPITAL RAISING AND TRANSACTION EXPERTISE

We intend to leverage our sponsor group’s unique and extensive global networks to access direct and proprietary opportunities that are disrupting the traditional worlds of sports, health, wellness, food, commerce, and culture through their unique relationship with the consumer. We believe our process of screening and selecting potential target companies for our initial Business Combination will be highly differentiated.

Our advantage is driven by our sponsor group’s proven track records of successfully sourcing attractive investment opportunities through a proprietary network of relationships with a wide range of entrepreneurs, venture capitalists, management teams and former executives of public and private companies, private equity sponsors and investment bankers.

Our sponsor group developed its networks through years of experience advising, investing in, operating and selling businesses across the technology, media, sports and entertainment sectors and consequently have established reputations as ethical business principals and operators and long-term, patient partners.

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

We have extensive experience guiding management teams of companies we have invested in as they develop and execute growth strategies that include transitioning to digital business models, rolling out new products and services, expanding globally, growing via partnership or acquisitions, and leveraging brands and IP across an increasingly diverse and complex landscape. We also plan to leverage our sponsor’s and our board of directors (members’ extensive transaction experience across both public and private markets to effectively close a transaction in a timely manner. We believe the public company experience that resides in our sponsor group and our board of directors will be valuable in the process of negotiating and closing our initial Business Combination.

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

OUR MANAGEMENT TEAM AND BOARD OF DIRECTORS

Our management team is comprised of Kevin Durant as Co-Chief Executive Officer and member of our board of directors, Rich Kleiman, Co-Chief Executive Officer and member of our board of directors, David Farber as Chief Financial Officer and Alexander Michael as Chief Development Officer. Aryeh B. Bourkoff is serving as Chairman of our board of directors, and Anré Williams, Sam Lessin, Annastasia Skilakos (Seebohm) and Stacey Bendet as directors of our board.

For more information on our management team and directors, see “Item 10. Directors, Executive Officers and Corporate Governance.” Past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any Business Combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of future performance. Our management team and their respective affiliates have been involved with a large number of public and private companies in addition to those identified above, not all of which have achieved similar performance levels. See “Item 1A. Risk Factors - Past performance by our management team or their respective affiliates, including LionTree and Thirty Five Ventures, may not be indicative of future performance of an investment in us.” Our management team has no experience in operating special purpose acquisition companies. For a complete list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, please refer to “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.”

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

This seismic shift has empowered the consumer and the creator more than ever before, and the businesses and platforms that will emerge as leaders will be those that create community around their brands, listening to what their consumers want and fulfilling those wants in innovative and unprecedented ways

Kevin Durant, Rich Kleiman and their respective affiliates have operated on the principle that the best businesses and brands are those that maintain and nurture deep relationships with their consumers. What began from a shared belief between Mr. Durant and Mr. Kleiman that Mr. Durant’s status as a global leader could drive far more opportunity than traditional endorsements, Thirty Five Ventures evolved into a multi-faceted business that has made thoughtful investments and been at the forefront of the trends shaping the intersection of media, commerce and technology. LionTree advises and invests at the same convergence of trends across the broader ecosystem and has always understood that business building across tech, media, and the broader digital economy is the pipeline to reach the consumer in innovative ways. LionTree’s Merchant Bank invests capital alongside these growth strategies that are interwoven with industry players and evolving thematics, thereby expanding and deepening the community. LionTree is also an investor in Boardroom, a sports media platform co-founded by Mr. Durant and Mr. Kleiman, which underscores the strategic alignment between within the sponsor group and serves as a representative example of our business strategy.

Together, we believe our sponsor group  has unique insights and unparalleled access to identify corporate change agents, amplify brands, and accelerate business models to secure outsized outcomes. We plan to leverage our collective and differentiated level of access to generate an array of Business Combination opportunities with potential target companies. Furthermore, we believe our combined track records of success differentiate us as a potential partner and will distinguish us to potential target businesses for our initial Business Combination.

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

•
Health & Wellness: With the COVID-19 pandemic rapidly accelerating shifts towards telehealth in all categories, individuals have shown they want to be led by instructors, doctors, and subject matter experts on almost every choice they make, and they expect the same frictionless ease and connectivity they experience in other categories. Just as mobile devices and cloud computing technology have empowered on-demand transactions in sectors like video (Netflix), music (Spotify), transportation (Uber), sports betting (FanDuel, DraftKings), and insurance (Lemonade), mental health (Calm, Headspace), digital health (Peloton, Oura, Whoop – a Thirty Five and LionTree investment), and wellness (Noom) are the next industries to be completely digitized. The traditional healthcare vertical is poised for digital transformation as well, with growing levels of investment and maturation in the space, from the IPOs of Oscar Health (LionTree acted as co-manager and investor), GoodRx and Amwell, to the merger of Teladoc and Livongo, to the acquisition of hims & hers by the Oaktree Acquisition Corp SPAC in a go-public transaction (LionTree advised hims & hers management).

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

•
E-Commerce: Tremendous energy and investment are devoted to how the intersection of retail, distribution and media might look in the future. Digital-first, direct-to-consumer platforms have flourished by focusing on a specific market segment, rethinking the consumer experience, and building community around their brand. Some examples include Warby Parker (eyewear), Harry’s (personal care), Chewy (pets), Thrive Market (organic grocery), Wayfair (home), and Kaval and Rent The Runway (beauty/fashion/apparel) and Gucci (Luxury).

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

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with LionTree, Mr. Durant, Mr. Kleiman, their respective affiliates, our sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with LionTree, Mr. Durant, Mr. Kleiman, their respective affiliates, our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Moreover, we may pursue an acquisition opportunity jointly with our sponsor, LionTree, Mr. Durant, Mr. Kleiman or their respective affiliates, including Thirty Five Ventures, one or more funds of LionTree, Thirty Five Ventures or their respective affiliates and/or investors in funds of LionTree and of members or affiliates of our sponsor group. Any such parties may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the Business Combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

LionTree, Mr. Durant, Mr. Kleiman and their respective affiliates, including Thirty Five Ventures, manage multiple investment vehicles and may raise additional funds and/or successor funds in the future (collectively, the “LionTree or Thirty Five Ventures Funds and Accounts”), which may occur during the period in which we are seeking our initial Business Combination. These investment entities will likely be seeking acquisition opportunities and related financing during the time we are pursuing an acquisition opportunity. We may compete with any one or more of them on any given acquisition opportunity. However, we do not expect that this would adversely affect our ability to consummate our initial Business Combination because our investment mandate is different from the current investment mandate of the LionTree or Thirty Five Ventures Funds and Accounts. Accordingly, many of the potential targets for a Business Combination may not be appropriate investments for the LionTree or Thirty Five Ventures Funds and Accounts, including, without limitation, because: (i) the expected risk-adjusted returns acceptable to us with respect to any potential Business Combination may not meet the investment parameters of the LionTree or Thirty Five Ventures Funds and Accounts; (ii) of differences then existing between the general private equity and other strategies of members of our sponsor group and our business strategy ; and (iii) the fact that the post-Business Combination entity will be a public company, which may not be an appropriate investment for one or more of the LionTree or Thirty Five Ventures Funds and Accounts, which are expected to generally target companies that are more suitable for an operational private equity investment program.

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

In addition, certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including, without limitation, any future special purpose acquisition companies we expect they may be involved in and investment funds, accounts, co-investment vehicles and other entities managed by LionTree, Mr. Durant, Mr. Kleiman and their respective affiliates, including Thirty Five Ventures, and certain companies in which LionTree, Mr. Durant, Mr. Kleiman, their respective affiliates, including Thirty Five Ventures, or such individuals and entities have invested. As a result, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without, limitation, any future special purpose acquisition companies we expect they may be involved in and any of the LionTree or Thirty Five Ventures Funds or Accounts or other investment vehicles), then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to LionTree, Mr. Durant, Mr. Kleiman and their respective affiliates, including Thirty Five Ventures, or our management team may be suitable for both us and a current or future LionTree or Thirty Five Ventures Fund and Account, portfolio company or other investment entity and, subject to applicable fiduciary duties, will first be directed to such fund, portfolio company or other entity before being directed, if at all, to us. None of LionTree, Mr. Durant, Mr. Kleiman and their respective affiliates, including Thirty Five Ventures, or any members of our management team who are also employed by LionTree, Mr. Durant, Mr. Kleiman or their respective affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware solely in their capacities as officers or executives of LionTree or entities affiliated with Mr. Durant, Mr. Kleiman and their respective affiliates, including Thirty Five Ventures.

However, we do not expect these duties to materially affect our ability to complete our initial Business Combination.

In addition, our officers and directors, are not required to commit any specified amount of time to our affairs and, accordingly, have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. In particular, certain of our officers and directors may serve as an officer and/or director of other future special purpose acquisition companies. Moreover, our officers and directors have, and will have in the future, time and attention requirements for current and future investment funds, accounts, co-investment vehicles and other entities managed by LionTree, Mr. Durant, Mr. Kleiman or their respective affiliates, including Thirty Five Ventures. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investments funds, accounts, co-investment vehicles and other entities managed by LionTree, Mr. Durant, Mr. Kleiman or their respective affiliates(including, without limitation, arising as a result of certain of our officers and directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment vehicles and other entities), LionTree, Mr. Durant, Mr. Kleiman and their respective affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

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

We anticipate structuring our initial Business Combination so that the post-Business Combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-Business Combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-Business Combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post- Business Combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not then listed on NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

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

OTHER CONSIDERATIONS

We currently do not have any specific Business Combination under consideration. Our officers and directors have neither individually selected nor considered a target business nor have they had any substantive discussions regarding possible target businesses among themselves or with Credit Suisse Securities (USA) LLC, the underwriter of our initial public offering (the “Underwriter”) or other advisors. LionTree, Thirty Five Ventures, our management team or board of directors, and their respective affiliates is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a Business Combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a Business Combination transaction with our company. We will not consider a Business Combination with any company that has already been identified to LionTree, Mr. Durant, Mr. Kleiman and their respective affiliates, including Thirty Five Ventures, as a suitable acquisition candidate for it, unless LionTree Mr. Durant, Mr. Kleiman and their respective affiliates, including Thirty Five Ventures,, in their sole discretion, decline such potential Business Combination or make available to our company a co-investment opportunity in accordance with the applicable existing and future policies and procedures of LionTree, Mr. Durant, Mr. Kleiman and their respective affiliates, including Thirty Five Ventures. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to identify or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

LionTree and Mr. Durant, Mr. Kleiman or their respective affiliates may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various affiliated and unaffiliated sources, including, investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report or our final prospectus relating to our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates and other affiliated sources may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms, including the Underwriter, or one of their respective affiliates, or other individuals in the future, in which event we may pay a consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, the Underwriter may provide these services without additional compensation.

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

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with LionTree, Mr. Durant, Mr. Kleiman or their respective affiliates or our sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with LionTree, Mr. Durant, Mr. Kleiman or their respective affiliates, our sponsor or any of our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including and other entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.”

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

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or warrants or a combination thereof, in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of public shares or warrants our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions prior to completion of our initial business combination. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

We expect to require insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities with a compliance officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their respective affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●
our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or any of their affiliates may purchase shares, rights or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●
if our sponsor, directors, officers, advisors or any of their affiliates were to purchase shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●
our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;

●
our sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;

●	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;

●
the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the Underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial Business Combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a Business Combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 21 months from the closing of our initial public offering, or August 23, 2023, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the votes cast by the holders of our issued and outstanding ordinary shares who attend and vote at a general meeting of the company where a quorum is present. In accordance with our amended and restated memorandum and articles of association, shareholders representing at least one-third of our issued and outstanding ordinary shares entitled to vote at the general meeting, present in person or by proxy, will constitute a quorum. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial Business Combination. As a result, in addition to our sponsor’s founder shares, we would need 10,350,001, or 37.5% (assuming all issued and outstanding ordinary shares are voted) of the 27,600,000 public shares sold in our initial public offering to be voted in favor of an initial Business Combination in order to have it approved. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any public shares in addition to our founder shares to be voted in favor of an initial Business Combination in order to have it approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 21 months from the closing of our initial public offering, or August 23, 2023, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have only 21 months from the closing of our initial public offering to consummate an initial Business Combination, or August 23, 2023. If we have not consummated an initial Business Combination by August 23, 2023, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay liquidation and dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we have not consummated an initial Business Combination by August 23, 2023. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we have not consummated an initial Business Combination by August 23, 2023 (although they are entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by August 23, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts of the approximately $66,000 (as of December 31, 2022) held outside the trust account and approximately $800,000 of remaining availability under a sponsor loan commitment, plus up to $100,000 of funds from the trust account available to us to pay liquidation and dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the Underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the Underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to approximately $66,000 of funds held outside of the trust account (as of December 31, 2022) with which we may pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial Business Combination within 21 months from the closing of our initial public offering, or August 23, 2023, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by August 23, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial Business Combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination by August 23, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with our Initial Business Combination and if We Do Not Complete our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination by August 23, 2023.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price
Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.20 per public share), including interest earned on the funds held in the trust account and (which shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 as described elsewhere in this Report and any limitations (including but not limited to cash requirements) agreed to in connections with the negotiation of terms of a proposed initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may purchase shares or warrants or a combination thereof, in privately-negotiated transactions or in the open market either prior to or following completion of our initial business combination. If any of our sponsor, directors, officers, advisors or their affiliates were to purchase shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

If we are unable to complete our initial Business Combination by August 23, 2023, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.20 per public share) including interest earned on the funds held in the trust account and not previously released (which shall be net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

Impact to remaining shareholders
The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and taxes payable.

If the permitted purchases described above are made there would be no impact to our remaining shareholders because the purchase price would not be paid by us. In the event our sponsor, directors, officers, advisors or any of their affiliates were to purchase shares or warrants from public shareholders, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through disclosing the following in our registration statement/proxy statement filed for our business combination transaction: the possibility that our sponsor, directors, officers, advisors or any of their affiliates may purchase shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases; a representation that any of our securities purchased by our sponsor, directors, executive officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction; and our sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights. Additionally, we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items: the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors or any of their affiliates, along with the purchase price; the purpose of the purchases by our sponsor, directors, officers, advisors or any of their affiliates; the impact, if any, of the purchases by our sponsor, directors, officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved; the identities of our security holders who sold to our sponsor, directors, officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors or any of their affiliates; and the number of our securities for which the we have received redemption requests pursuant to our redemption offer.

The redemption of our public shares if we fail to complete our initial Business Combination will reduce the book value per share for the shares held by our initial shareholders, who will be our only remaining shareholders after such redemptions.

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

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Potential conflicts of interest with other businesses of LionTree, LionTree Advisors, Mr. Durant, Mr. Kleiman and their respective affiliates, including Thirty Five Ventures and their respective principals could negatively impact the performance of an investment in us.

There are significant potential conflicts of interest that could negatively impact the performance of an investment in us. A number of these potential conflicts of interest, including those that may be associated with the financial or other interests of LionTree, LionTree Advisors, Mr. Durant, Mr. Kleiman and their respective affiliates, including Thirty Five Ventures, are discussed in more detail elsewhere in this Report (“Item 1. Business - Potential Conflicts of Interest,” “Item 10. Directors, Executive Officers and Corporate Governance”,” “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”). They are not, and are not intended to be, a complete enumeration or explanation of all of the potential conflicts of interest that may arise.

Our sponsor is an affiliate of LionTree, Mr. Durant and Mr. Kleiman and certain of our directors and officers are affiliated with LionTree and affiliates of LionTree, Mr. Durant and Mr. Kleiman, including Thirty Five Ventures. We may engage entities affiliated with LionTree or LionTree Advisors for services in connection with identifying and investigating potential targets for, and the completion of, our Business Combination. Conflicts may arise from LionTree’s sponsorship of our company and its or LionTree Advisor’s provision of services both to us (including as a financial advisor) and to third-party clients, as well as from actions undertaken by LionTree or LionTree Advisors for their own account. In performing services for other clients and also when acting for their own account, LionTree or LionTree Advisors may take commercial steps that may have an adverse effect on us. Any of LionTree’s or LionTree Advisor’s financial market activities may, individually or in the aggregate, have an adverse effect on us, and the interests of LionTree or LionTree Advisors or their clients or counterparties may at times be adverse to ours.

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

Please see the section entitled “Item 1. Business - Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

We may not be able to complete an initial Business Combinations with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Our sponsor, Infinite Sponsor, LLC, is a Delaware limited liability company. The Sponsor currently owns 6,800,000 Class B Ordinary Shares and 13,540,000 private placement warrants. The Sponsor is governed by a board consisting of four managers, all of which are U.S. citizens. The Sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that the Sponsor’s involvement in any Business Combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, it is possible that non-U.S. persons could be involved in our Business Combination, which may increase the risk that our Business Combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our Business Combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential Business Combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing a Business Combination. CFIUS may decide to block or delay our Business Combination, impose conditions to mitigate national security concerns with respect to such Business Combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose the Sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a Business Combination post-closing.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our Business Combination. If we cannot complete a Business Combination by August 23, 2023 because the transaction is still under review or because our Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, shareholders of record may only receive their pro rata portion of funds available in the Trust Account. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares immediately following the completion of our initial public offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the votes cast by the holders of our issued and outstanding ordinary shares who attend and vote at a general meeting of the company where a quorum is present. In accordance with our amended and restated memorandum and articles of association, shareholders representing at least one-third of our issued and outstanding ordinary shares entitled to vote at the general meeting, present in person or by proxy, will constitute a quorum. As a result, in addition to our sponsor’s founder shares, we would need 10,350,001, or 37.5% (assuming all issued and outstanding ordinary shares are voted) of the 27,600,000 public shares sold in our initial public offering to be voted in favor of an initial Business Combination in order to have it approved. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any public shares in addition to our founder shares to be voted in favor of an initial Business Combination in order to have it approved. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 21 months from the closing of our initial public offering, or August 23, 2023, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial Business Combination by August 23, 2023, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination by August 23, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the Underwriter will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate an initial Business Combination by August 23, 2023. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the consequences and ongoing effects of the coronavirus (“Covid-19”) pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world. Since that time, the pandemic, together with resulting voluntary and government mandated actions, including mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has had and is expected to continue to have ongoing material adverse effects across many aspects of regional, national and global economies. COVID-19 has adversely affected economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19, including any new variant of COVID-19 that may emerge, result in a renewal of travel restrictions, limit the ability to have meetings with potential investors or potential Business Combination target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the duration and severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility or decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

We may not be able to consummate an initial Business Combination within 21 months after the closing of our initial public offering, or August 23, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial Business Combination by August 23, 2023. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to develop in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. Further, financial markets may be adversely affected by current or anticipated military conflicts (including the military conflict between Ukraine, the Russian Federation and Belarus that started in February 2022, see “—Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.”), terrorism, sanctions or other geopolitical events. If we have not consummated an initial Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our warrants will expire worthless. For more information, see the risk factor entitled “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

If we seek shareholder approval of our initial Business Combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or warrants or a combination thereof, in privately-negotiated transactions or in the open market, either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. See “Item 1. Business - Effecting Our Initial Business Combination - Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, initial shareholders, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately-negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to (1) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination.

It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●
our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or any of their affiliates may purchase shares, rights or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●
if our sponsor, directors, officers, advisors or any of their affiliates were to purchase shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●
our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;

●
our sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;

●	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;

●
the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business - Effecting Our Initial Business Combination - Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

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

In addition, even after we were to complete an initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity, and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. For more information, see the risk factor entitled “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

As of December 31, 2022, we had approximately $66,000 in cash available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate until August 23, 2023; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital to cover our working capital needs, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. For more information, see the risk factor entitled “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, entered into privately-negotiated agreements to sell their shares to our sponsor, officers, directors, or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceeds the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

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

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of a majority of at least two-thirds of the holders of our ordinary shares who, being entitled to do so, attend and vote at a general meeting of the company, and amending our warrant agreement requires a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 21 months from the closing of our initial public offering, or August 23, 2023, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities issued in our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares or units in the aftermarket or in privately-negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any public shares in addition to our founder shares to be voted in favor of an initial Business Combination in order to have it approved. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares have the right to vote on the appointment of directors prior to our initial Business Combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial Business Combination.

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

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial Business Combination within 21 months from the closing of our initial public offering, or August 23, 2023, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement that was executed in connection with our initial public offering, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the Underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

We may pursue Business Combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

We may engage the Underwriter of our initial public offering, LionTree Advisors, or one of their respective affiliates, to provide additional services to us, which may include acting as financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The Underwriter of our initial public offering is entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. LionTree Advisors will receive part of its fee for acting as our financial advisor in connection with our initial public offering upon the closing of our initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We may engage the Underwriter in our initial public offering, LionTree Advisors, or one of their respective affiliates, to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the Underwriter, LionTree Advisors or any of their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with the Underwriter, LionTree Advisors or their respective affiliates and no fees or other compensation for such services will be paid to the Underwriter, LionTree Advisors or their respective affiliates prior to the date that is 60 days from the date of the final prospectus relating to our initial public offering, unless such payment would not be deemed underwriter’s compensation in connection with our initial public offering. Further, the Underwriter is entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination and part of the fee of LionTree Advisors for acting as our financial advisor in connection with our initial public offering will be payable upon the closing of an initial Business Combination. The fact that the underwriter’s, LionTree Advisor’s or their respective affiliates’ financial interests are tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes- Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial Business Combination may only be amended by a special resolution passed either (a) unanimously in writing by all the holders of our Class B ordinary shares or (b) by holders representing at least two-thirds of the issued and outstanding Class B ordinary shares who attend and vote at a general meeting. Our sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of our initial public offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Our letter agreement with our initial shareholders contains provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 180 days following the date of the final prospectus relating to our initial public offering, or May 17, 2022, will require the prior written consent of the Underwriter). While we do not expect our board to approve any amendment to the letter agreement prior to our initial Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

As of December 31, 2022, we had approximately $66,000 in operating cash available and approximately $800,000 of remaining availability under a sponsor loan commitment in order to consummate an initial Business Combination and $9,660,000 of deferred underwriting fees.

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

If we have not consummated an initial Business Combination by August 23, 2023, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay liquidation and dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond August 23, 2023 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company.

As described in the SEC’s new SPAC Proposed Rules (see “—The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a Business Combination and may constrain the circumstances under which we could complete a Business Combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate at an earlier time than we might otherwise choose.”), the SPAC Proposed Rules relate, among other matters, to the circumstances in which SPACs such as the company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for the Initial Public Offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the company. Were we to liquidate, our shareholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our Class A ordinary shares. As described below, we may implement measures to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act (see “—To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive in connection with any redemption or liquidation of the company”).

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive in connection with any redemption or liquidation of the company.

The funds in the Trust Account have, since our Initial Public Offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may instruct the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination and liquidation of the company. Interest on such deposit account is currently approximately 2.5 – 3.0% per annum, but such deposit account carries a variable rate and the company cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we will likely receive minimal interest on the funds held in the Trust Account.

However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes or certain of our dissolution expenses. As a result, the decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in cash an interest-bearing demand deposit account is likely to reduce the dollar amount our public shareholders could receive in connection with any redemption or liquidation of the company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. For more information see “—If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company.” The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the company.

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

For instance, in order for our shares to be listed upon the consummation of our Business Combination, at such time our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $150.0 million, the aggregate market value of publicly held shares would be required to be at least $40.0 million and we would be required to have at least 400 round lot shareholder and 1.1 million publicly held shares. We cannot assure you that we will be able to meet those listing requirements at that time.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in Exhibit 4.5 under “Warrants - Public Shareholders’ Warrants” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

Prior to our initial Business Combination, only holders of our founder shares have the right to vote on the appointment of directors. Holders of our public shares are not entitled to vote on the appointment of directors during such time.

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

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Warrants - Public Shareholders’ Warrants - Anti-Dilution Adjustments” in Exhibit 4.5 hereto) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

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

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described in Exhibit 4.5 under “Warrants - Public Shareholders’ Warrants - Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

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

Our key personnel may be able to remain with our company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to the registration and shareholder rights agreement entered into in connection with our initial public offering, our sponsor, upon and following consummation of an initial Business Combination, is entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Registration and Shareholder Rights.”

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of a target company’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers and directors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors ‘other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

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

Our sponsor, officers and directors, LionTree, Mr. Durant and Mr. Kleiman or their respective affiliares, including Thirty Five Ventures, may also become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 1. Business – Potential Conflicts of Interest,” “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

In light of the involvement of LionTree Advisors, our sponsor, executive officers and directors and their affiliates with other entities, we may decide to acquire one or more businesses affiliated with LionTree Advisors, our sponsor, executive officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.” LionTree Advisors might act as a financial advisor of a potential Business Combination target. Further, our sponsor, officers and directors may also sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Such entities may compete with us for Business Combination opportunities. LionTree Advisors, our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination as set forth in “Item 1. Business - Effecting Our Initial Business Combination - Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Moreover, we may pursue an acquisition opportunity jointly with our sponsor, LionTree, Mr. Durant, Mr. Kleiman or their respective affiliates, including Thirty Five Ventures, one or more funds of LionTree, Thirty Five Ventures or their respective affiliates and/or investors in funds of LionTree and of members or affiliates of our sponsor group. Any such parties may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the Business Combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Our management may not be able to maintain control of a target business after our initial Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-Business Combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-Business Combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger portion of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

On April 9, 2021, our sponsor paid $25,000 to cover certain offering costs on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. In November 2021, our sponsor transferred 25,000 founder shares to each of Anré Williams, Sam Lessin, Annastasia Skilakos (Seebohm) and Stancey Bendet. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued and outstanding. On November 18, 2021, we effected a share capitalization resulting in our initial shareholders holding 6,900,000 Class B ordinary shares. The founder shares will be worthless if we do not complete an initial Business Combination. In addition, our sponsor purchased an aggregate of 13,540,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($13,540,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business within 21 months from the closing of our initial public offering, or August 23, 2023, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 21-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial Business Combination.

Since our officers and directors will share in any appreciation of the founder shares purchased at approximately $0.003 per share, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors who will assist us in sourcing potential acquisition targets have an interest in the founder shares as of the date hereof. These officers and directors will not receive any cash compensation from us prior to a Business Combination but will share in any appreciation of the founder shares, provided that we successfully complete a Business Combination. We believe that this structure aligns the incentives of these officers and directors with the interests of our shareholders. However, investors should be aware that, as these officers and directors have paid approximately $0.003 per share or less for the interest in the founder shares, this structure also creates an incentive whereby our officers and directors could potentially make a substantial profit even if we complete a Business Combination with a target that ultimately declines in value and is not profitable for our public shareholders.

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential Business Combination to our public shareholders.

Certain of our officers and directors may own membership interests in our sponsor and indirect interests in our Class B ordinary shares and private placement warrants which may result in interests that differ from the economic interests of our investors, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our sponsor and our public shareholders that may not be resolved in favor of our public shareholders. See “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.”

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

Changes in laws or regulations, including different or heightened rules or requirements promulgated by the SEC, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations, and may increase both our costs and the risk of non-compliance.

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

The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a Business Combination and may constrain the circumstances under which we could complete a Business Combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Proposed Rules relating, among other items, to disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Proposed Rules have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a Business Combination target, or others may determine to undertake in connection with the SPAC Proposed Rules, or pursuant to the SEC’s views expressed in the SPAC Proposed Rules, may increase the costs of negotiating and completing a Business Combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete a Business Combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate at an earlier time than we might otherwise choose (“—To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive in connection with any redemption or liquidation of the company.”). Were we to liquidate, our shareholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our ordinary shares.

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

We have been advised by Ogier (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our ordinary shares who or that is a “United States person” (as such term is defined in the Internal Revenue Code of 1986, as amended), such United States person may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for any taxable year will not be determinable until after the end of any taxable year. Because we are a blank check company with no active business, it is likely we were a PFIC for the taxable year ending on December 31, 2022 and will likely be a PFIC for our current taxable year. If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our securities.

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

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex withholding tax regimes with respect to payment from a corporation to individuals;

•	laws governing the manner in which future Business Combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars, including the military conflict between Ukraine, the Russian Federation and Belarus that started in February 2022; and

•	deterioration of political relations with the United States.

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

As of the date of this Report, we had one holder of record for our units, one holder of record for our Class A ordinary shares, five holders of record for our Class B ordinary shares and two holders of record for our warrants.

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

We incurred offering costs of approximately $16.0 million (net of reimbursement of approximately $2.2 million from the Underwriter), of which approximately $9.7 million was for deferred underwriting commissions.

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

Our sponsor is Infinite Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on November 18, 2021. On November 23, 2021, we consummated our Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 3,600,000 Units as a result of the Underwriter’s full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $16.0 million, of which approximately $9.7 million was for deferred underwriting commissions.

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

Liquidity and Going Concern

As of December 31, 2022, we had approximately $66,000 in our operating bank account and a working capital deficit of approximately $333,000 inclusive of a note payable to our Sponsor.

Prior to the completion of the Initial Public Offering and Private Placement, our liquidity needs were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and a loan of approximately $269,000 from the Sponsor pursuant to a promissory note originally issued on April 9, 2021 (the “Note”). We repaid the Note in full on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the certain proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of December 31, 2022 and 2021, there was no amounts outstanding under any Working Capital Loans.

In February 2022, our Sponsor committed to provide us an aggregate of up to $900,000 in loans in order to finance our working capital needs (including transaction costs in connection with a Business Combination) (the “Sponsor Loan Commitment”), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of December 31, 2022 and 2021, there were $400,000 and $0 of advances drawn under the Sponsor Loan Commitment, respectively.

In connection with our assessment of going concern considerations in accordance with FASB accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to complete a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 23, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

Our entire activity since inception up to December 31, 2022, was in preparation for our formation and the Initial Public Offering, and since the completion of the Initial Public Offering, the search for Business Combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had a net income of approximately $2.4 million, which consisted of approximately $4.1 million net income on the investments held in the Trust Account, partially offset by approximately $1.2 million in general and administrative expenses and related party administrative fees of approximately $453,000.

For the period from March 29, 2021 (inception) through December 31, 2021, we had a net loss of approximately $381,000, which consisted of approximately $226,000 in general and administrative expenses and related party administrative fees of approximately $158,000, partially offset by approximately $3,000 of net income on the investments held in the Trust Account.

Related Party Transactions

Founder Shares

On April 9, 2021, the Sponsor paid $25,000 to cover for certain offering costs on behalf of us in exchange for issuance of 5,750,000 Class B ordinary shares, par value $0.0001 per share. On November 2, 2021, the Sponsor transferred 25,000 Founder Shares to each of our board of directors (the holders of our Founder Shares, the “initial shareholders”). On November 18, 2021, we effected a share capitalization resulting in an aggregate of 6,900,000 Founder Shares outstanding. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the Underwriter, so that the Founder Shares would represent 20% of our issued and outstanding ordinary shares after the Initial Public Offering. On November 23, 2021, the Underwriter exercised the over-allotment option in full; thus, these 900,000 Founder Shares were no longer subject to forfeiture.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us the Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, without interest, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, we had no borrowings under the Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregate of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of December 31, 2022 and 2021, there were $400,000 and $0 of advances drawn under Sponsor Loan Commitment, respectively.

Administrative Services Agreement

 On November 23, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us until the earlier of the consummation of a Business Combination or liquidation. For the year ended December 31, 2022 and the period from March 29, 2021 (inception) through December 31, 2021, we incurred $120,000 and approximately $13,000, respectively, in expense for these services, which was included with general and administrative expenses – related party on the accompanying statements of operations. As of December 31, 2022 and 2021, approximately $132,000 and $13,000, respectively, were payable for these services and included in accounts payable-related party as reflected in the accompanying balance sheets.

We may pay the Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a consulting fee or other compensation in connection with identifying, investigating and completing an initial Business Combination. The Sponsor, or any of our existing executive officers and directors, or any of their respective affiliates, including LionTree Advisors LLC (“LionTree Advisors”) and LionTree LLC (“LionTree”), and other entities affiliated with LionTree, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors of us or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of us. For the year ended December 31, 2022 and for the period from March 29, 2021 (inception) through December 31, 2021, we recorded approximately $333,000 and $145,000 in expenses in connection with consulting and compliance services with a related party, respectively. As of December 31, 2022 and 2021, there was approximately $0 and $31,000, respectively, payable for such services included in accounts payable-related party on the accompanying balance sheets.

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

The Underwriter has agreed and reimbursed us approximately $2.2 million for such fees at the closing of the Initial Public Offering. And the Underwriter has also agreed to reimburse us for approximately $3.9 million upon the completion of the initial Business Combination.

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

Underwriting Agreement

The Underwriter was entitled to an underwriting discount of $0.20 per unit, or approximately $5.5 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit, or approximately $9.7 million in the aggregate will be payable to the Underwriter for deferred underwriting commissions. The deferred fee will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Under ASC 480-10S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as reflected on the statements of changes in shareholders’ deficit.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 27,340,000 Class A ordinary shares because their exercise is contingent upon future events and inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Reference is made to Pages F-1 through F-13 included at the end of this Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Report does not include an attestation report regarding our system of internal controls over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Kevin Durant	34	Co-Chief Executive Officer and Director
Rich Kleiman	46	Co-Chief Executive Officer and Director
David Farber	35	Chief Financial Officer
Alexander Michael	44	Chief Development Officer
Aryeh B. Bourkoff	50	Chairman
Anré Williams	57	Director
Sam Lessin	39	Director
Annastasia Skilakos (Seebohm)	36	Director
Stacey Bendet	47	Director

Kevin Durant

Kevin Durant, our Co-Chief Executive Officer and member of our board of directors since July 2021, is a global force as an NBA superstar, businessman, and philanthropist. A 13-year NBA veteran and forward for the Phoenix Suns, he is a 2x NBA Champion and Finals MVP and has won an NBA MVP Award, four NBA scoring titles, three Olympic gold medals, two NBA All-Star Game MVP Awards, and an NBA Rookie of the Year Award. He is also a thirteen-time NBA All-Star.

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

In 2013, Mr. Durant launched The Kevin Durant Charity Foundation (“KDCF”). KDCF’s signature programs include Build It and They Will Ball - a global basketball court renovation project with 22 courts completed to date - and The Durant Center, a 10-year, $10 million dollar program in partnership with Laurene Powell Jobs’ College Track that helps low-income and underserved students enroll in and graduate from college. Mr. Durant was the 2018 recipient of the season long NBA Cares Community Assist and ESPN Muhammad Ali Sports Humanitarian awards and is committed to enriching the lives of at-risk youth from low-income backgrounds through educational, athletic and social programs.

We believe that Mr. Durant’s broad investment experience make him well qualified to serve on our board of directors.

Rich Kleiman

Rich Kleiman, our Co-Chief Executive Officer and member of our board of directors since July 2021, is an entrepreneur and co-founder of Thirty Five Ventures where he has served as a director and President since March 2017. Mr. Kleiman has partnered with Mr. Durant on over 100 early stage, venture-backed investments across multiple industries and driven the launch of several new business initiatives at Thirty Five Ventures including the sports business media platform, Boardroom. He brings to Infinite Acquisition Corp. deep relationships across the sports, media and technology landscape and many years of experience working with the biggest brands and most cutting-edge companies across those industries. Prior to forming Thirty Five Ventures, Mr. Kleiman helped launch Roc Nation Sports, where he served as Vice President of the agency founded by Jay-Z from 2008 to 2016. Mr. Kleiman started with Roc Nation in 2008 as a music manager representing Mark Ronson, Solange, Wale, and many others. Before joining Roc Nation, he and Ronson founded and co-owned the independent label Allido Records, was executive producer of the documentary Fade to Black and served as music supervisor for myriad film and television projects. Mr. Kleiman has served as the Executive Director of the Kevin Durant Charity Foundation since 2015 and has been one of the directors at New Heights Youth, Inc. since 2016, a non-profit dedicated to sports-based youth development and education in New York City.

We believe that Mr. Kleiman’s broad investment experience make him well qualified to serve on our board of directors.

David Farber

Mr. Farber, our Chief Financial Officer since August 2022, is an accomplished executive, with experience across financial advisory and asset management spaces. He currently serves as the Finance Director at Liontree LLC, LionTree Investments Management LLC and their affiliated entities. He has been with LionTree since January 2018. In this role, Mr. Farber leads the firm on financial matters related to all aspects of LionTree’s business. Prior to LionTree, Mr. Farber worked at Avenue Capital Group, focusing on domestic and international fund structuring and compliance. He began his career at Ernst & Young LLP where he consulted high-profile clients including Goldman Sachs Group Inc. and The Tudor Group Inc. Mr. Farber is a CPA in the State of New York and holds a degree in accounting as well as an MBA in Finance from Binghamton University.

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

Since November 2021, Mr. Bourkoff also serves as a director of College Parent Holdings GP, LLC, which oversees the operations and management of the Yahoo organization. LionTree is also a partner in the MUSIC joint venture since August 2019, advising and investing in music and expanded audio trends as well as Griffin Gaming since June 2020, a venture fund which invests in the global growth of gaming.

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

Mr. Lessin started his career at Bain and Company, and graduated Magna Cum Laude and Phi Beta Kappa with an AB in Social Studies from Harvard College. Mr. Lessin writes a column for The Information on technology and economics.

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

Ms. Seebohm has been profiled in publications such as Forbes, Vanity Fair, Bloomberg, The CEO Magazine and Harvard Business Review, amongst others, and British GQ listed Ms. Seebohm as one of the Top 50 Most Influential People in the UK. An authority on international business, Ms. Seebohm is a renowned figure on the speaker circuit and is frequently asked to contribute at high profile events such as Web Summit and FT conferences. Ms. Seebohm holds a BA in International Business Management from Cardiff University.

We believe that Ms. Seebohm’s broad executive experience make her well qualified to serve as a director on our board of directors.

Stacey Bendet

Stacey Bendet has served on our board of directors since November 2021. Since 2002, Ms. Bendet is the Chief Executive Officer and Creative Director of Alice + Olivia a contemporary fashion brand based in New York City. She is also the Founder of Creatively since May 2020, a networking platform for the creative industry, and co-founder of the #ShareTheMicNow movement since 2020, which was created to help amplify black women’s voices.

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

Full-time Chief Executive Officer and Creative Director, Ms. Bendet is also a wife and mother of three daughters who makes supporting charity endeavors a priority in her personal and professional activities. She is a member of the board of trustees of New York-based GOOD+ Foundation, a foundation that provides essentials for children of families in need, she supports Ronald McDonald House, which aids  the families of children suffering from life-threatening illnesses, and she is also a member of the board of the Jay H. Baker Retailing Center of The Wharton School at the University of Pennsylvania. Ms. Bendet holds a BA in French and International Relations from the University of Pennsylvania.

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

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon written request to our principal executive offices. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Kevin Durant	Thirty Five Ventures LLC(1)	Sports	Co-Founder and Chief Executive Officer
	Thirty Five Ventures Fund I (1)	Private Equity	Chief Executive Officer and Co-Manager
	Thirty Five Ventures Fund II (1)	Private Equity	Chief Executive Officer and Co-Manager
	Boardroom Sports Clubs(1)	Private Equity	Co-Owner
	Boardroom 35 LLC	Media	Co-Founder and Co-Chief Executive Officer
Rich Kleiman	Thirty Five Ventures LLC(1)	Sports	Co-Manager
	Thirty Five Ventures Fund I (1)	Private Equity	President and Co-Manager
	Thirty Five Ventures Fund II (1)	Private Equity	President and Co-Manager
	Boardroom Sports Clubs LLC(1)	Private Equity	Co-Founder and Co-Chief Executive Officer
	Boardroom 35 LLC	Media	Co-Founder and Co-Chief Executive Officer
Alexander Michael	LionTree LLC(1)	Investment and Merchant Banking	Co-Head of LionTree Growth
Aryeh B. Bourkoff	LionTree LLC(1)	Investment and Merchant Banking	Founder, Chairman and Chief Executive Officer
	LionTree Investment Management LLC	Private Equity	Founder and Chief Executive Officer
David Farber	LionTree LLC(1)	Investment and Merchant Banking	Finance Director
	LionTree Investment Management LLC	Private Equity	Finance Director
Anré Williams	American Express	Financial Services	Group President and member of Executive Committee
	Illinois Tool Works Inc.	Manufacturing	Director
Sam Lessin	Slow Ventures	Venture Capital	General Partner
Annastasia Skilakos (Seebohm)	Brilliant Minds Foundation	Education	Chief Executive Officer
Stacey Bendet	Alice + Olivia	Fashion	Chief Executive Officer and Creative Director

(1)	Includes certain of its funds and other affiliates.

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

•
We may engage LionTree, LionTree Advisors or another affiliate of our sponsor, as a financial or other advisor or agent in connection with our initial Business Combination and may pay them a customary financial advisory fee, agent fee or consulting fee in an amount that constitutes a market standard fee for comparable transactions. See “Item 1.A. Risk Factor - We may engage LionTree, LionTree Advisors or other affiliates of our sponsor, as our financial advisor or agent on our Business Combinations and other transactions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such affiliate provides.”

Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial Business Combination. Because each of our executive officers and directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

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

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with LionTree, Mr. Durant, Mr. Kleiman, their respective affiliates, including Thirty Five Ventures, or our sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with LionTree, Mr. Durant, Mr. Kleiman, their respective affiliates, including Thirty Five Ventures, our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. In addition, our sponsor or any of our existing executive officers and directors, or any of their respective affiliates, including LionTree, and other entities affiliated with LionTree, may be paid a consulting fee or other compensation and reimbursed for any out-of-pocket expenses related to identifying investigating, negotiating and completing an initial Business Combination and performing due diligence on suitable Business Combinations. Further, commencing on November 18, 2021, we started to reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the votes cast by the holders of our issued and outstanding ordinary shares who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We also purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 27,600,000 public shares and 6,900,000 Class B ordinary shares, issued and outstanding as of December 31, 2022. All of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, as described herein. The below table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A ordinary shares		Class B ordinary shares		Ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control(2)
Kevin Durant(3)	-	-	-	-	-
Rich Kleiman(3)	-	-	-	-	-
David Farber (3)	-	-	-	-	-
Alexander Michael(3)	-	-	-	-	-
Aryeh B. Bourkoff(3)	-	-	-	-	-
Anré Williams(3)	-	-	25,000	*	*
Sam Lessin(3)			25,000	*	*
Annastasia Skilakos (Seebohm)(3)			25,000	*	*
Stacey Bendet(3)			25,000	*	*
All officers and directors as a group (nine individuals)(3)	-	-	100,000	1.4%	*
Infinite Sponsor, LLC (our sponsor)(4)	-	-	6,800,000	98.6%	19.7%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(5)	1,500,000	5.4%	-	-	4.4%
Sculptor Capital LP(6)	1,677,086	6.08%
Saba Capital Management, L.P.(7)	1,672,885	6.1%
Cantor Fitzgerald Securities(8)	2,070,000	7.50%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 745 Fifth Avenue, 15th Floor, New York, New York 10151.

(2)	Assuming the automatic conversion of Class B ordinary shares into the shares of Class A ordinary shares at the time of the Company’s initial Business Combination.

(3)	Does not include any securities indirectly owned by this individual as a result of his ownership interest in our sponsor.

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

(6)
Includes Class A ordinary shares beneficially held by Sculptor Capital LP (“Sculptor”), based solely on the Schedule 13G filed by Sculptor, Sculptor Capital II LP (“Sculptor-II”), Sculptor Capital Holding Corporation (“SCHC”), Sculptor Capital Holding II LLC (“SCHC-II”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd. (“SCMF”), Sculptor Special Funding, LP (“NRMD”), Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) and Sculptor SC II LP (“NJGC”) (together the “Sculptor Accounts”) with the SEC on February 14, 2023. Sculptor and Sculptor-II serve as the principal investment managers to the Sculptor Accounts and thus may be deemed beneficial owners of the ordinary shares in the Sculptor Accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners of the ordinary shares reported in this Schedule 13G. SCU is the sole shareholder of SCHC, and, for purposes of Schedule 13G, may be deemed a beneficial owner of the ordinary shares reported therein. The business address of the Sculptor Reporting Persons is 9 West 57th Street, New York, NY 10019.

(7)
Includes Class A ordinary shares beneficially held by Saba Capital Management, L.P. (“Saba Capital”), Saba Capital Management GP, LLC (“Saba GP”), and Boaz R. Weinstein (together, the “Saba Capital Reporting Persons”) based solely on the Schedule 13G filed with the SEC on September 23, 2022. The business address of the Saba Capital Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, NY 10174.

(8)
Includes Class A ordinary shares beneficially held by Cantor Fitzgerald Securities (“CFS”), Cantor Fitzgerald, L.P. (“Cantor”), CF Group Management, Inc. (“CFGM”) and Howard W. Lutnick. CFS is the record holder of the securities (together, the “CFS Reporting Persons”) based solely on the Schedule 13G filed with the SEC on February 14, 2023). CFGM is the managing general partner of Cantor and directly or indirectly controls the managing general partner of CFS. Mr. Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM’s sole stockholder. Cantor, indirectly, holds a majority of the ownership interests of CFS. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by CFS. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly, or indirectly. The business address of each of the CFS Reporting Persons is 110 East 59th Street New York, NY 10022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On April 9, 2021, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. In November 2021, our sponsor transferred 25,000 founder shares to each of Anré Williams, Sam Lessin, Annastasia Skilakos (Seebohm) and Stancey Bendet. On November 18, 2021, we effected a share capitalization resulting in our initial shareholders holding 6,900,000 Class B ordinary shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of our initial public offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

As more fully discussed in the section of this Report entitled “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest,” if any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from March 29, 2021 (inception) through December 31, 2021 and of services rendered, totaled $77,250 and $74,250, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the year ended December 31, 2022 and for the period from March 29, 2021 (inception) through December 31, 2021, we did not pay Marcum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the year ended December 31, 2022 and for the period from March 29, 2021 (inception) through December 31, 2021, we did not pay Marcum any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. For the year ended December 31, 2022 and for the period March 29, 2021 (inception) through December 31, 2021, we did not pay Marcum any other fees.

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

March 21, 2023

INFINITE ACQUISITION CORP.

/s/ Rich Kleiman
Name:	Rich Kleiman
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rich Kleiman	Co-Chief Executive Officer and Director	March 21, 2023
Rich Kleiman	(Principal Executive Officer)

/s/ Kevin Durant	Co-Chief Executive Officer and Director	March 21, 2023
Kevin Durant

/s/ Aryeh B. Burkoff	Chairman	March 21, 2023
Aryeh B. Burkoff

/s/ David Farber	Chief Financial Officer	March 21, 2023
David Farber	(Principal Accounting Officer and Principal Financial Officer)

/s/ Anré Williams	Director	March 21, 2023
Anré Williams

/s/ Sam Lessin	Director	March 21, 2023
Sam Lessin

/s/ Annastasia Skilakos (Seebohm)	Director	March 21, 2023
Annastasia Skilakos (Seebohm)

/s/ Stacey Bendet	Director	March 21, 2023
Stacey Bendet

INFINITE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period from March 29, 2021 (Inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2022 and for the Period from March 29, 2021 (Inception) through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from March 29, 2021 (Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Infinite Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Infinite Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 29, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 29, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, and the Company has until August 23, 2023 to complete a Business Combination or the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT

March 21, 2023

INFINITE ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets:
Current assets:
Cash	$65,713	$489,943
Prepaid expenses	500,858	870,768
Total current assets	566,571	1,360,711
Prepaid expenses - long term	-	323,315
Investments held in Trust Account	285,584,352	281,522,866
Total Assets	$286,150,923	$283,206,892

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$4,769	$-
Accounts payable - related party	132,667	43,642
Accrued expenses	362,296	339,023
Note payable - related party	400,000	-
Total current liabilities	899,732	382,665
Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	10,559,732	10,042,665

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares issued and outstanding at approximately $10.34 and $10.20 per share redemption value as of December 31, 2022 and 2021, respectively	285,484,352	281,520,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2022 and 2021	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of December 31, 2022 and 2021	690	690
Accumulated deficit	(9,893,851)	(8,356,463)
Total shareholders’ deficit	(9,893,161)	(8,355,773)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$286,150,923	$283,206,892

The accompanying notes are an integral part of these financial statements.

INFINITE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

		For the Period from
	For the Year Ended	March 29, 2021 (Inception)
	December 31, 2022	through December 31, 2021
Operating expenses
General and administrative expenses	$1,181,090	$226,259
General and administrative expenses - related party	453,432	157,975
Loss from Operations	(1,634,522)	(384,234)
Income from investments held in Trust Account	4,061,486	2,866
Net income (loss)	$2,426,964	$(381,368)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	3,871,942

Basic and diluted net income (loss) per Class A ordinary share	$0.07	$(0.04)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	5,888,849

Basic and diluted net income (loss) per Class B ordinary share	$0.07	$(0.04)

The accompanying notes are an integral part of these financial statements.

INFINITE ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2022 and for the Period from March 29, 2021 (Inception) through December 31, 2021

	Ordinary shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 29, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,900,000	690	24,310	-	25,000
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	13,540,000	-	13,540,000
Fair value of public warrant included in the Units sold in the Initial Public Offering	-	-	-	-	7,728,000	-	7,728,000
Offering costs associated with public warrants	-	-	-	-	(447,904)	-	(447,904)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(20,844,406)	(7,975,095)	(28,819,501)
Net loss	-	-	-	-	-	(381,368)	(381,368)
Balance - December 31, 2021	-	-	6,900,000	690	-	(8,356,463)	(8,355,773)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(3,964,352)	(3,964,352)
Net income	-	-	-	-	-	2,426,964	2,426,964
Balance - December 31, 2022	-	$-	6,900,000	$690	$-	$(9,893,851)	$(9,893,161)

The accompanying notes are an integral part of these financial statements.

INFINITE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

		For the Period from
	For the Year Ended	March 29, 2021 (Inception)
	December 31, 2022	through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,426,964	$(381,368)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(4,061,486)	(2,866)
Changes in operating assets and liabilities:
Prepaid expenses	693,225	(1,194,083)
Accounts payable	4,769	-
Accounts payable - related party	89,025	43,642
Accrued expenses	170,587	50,286
Net cash used in operating activities	(676,916)	(1,484,389)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(281,520,000)
Cash used in investing activities	-	(281,520,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	400,000	268,939
Repayment of note payable to related party	-	(268,939)
Proceeds received from initial public offering, gross	-	276,000,000
Proceeds received from private placement	-	13,540,000
Reimbursement from underwriter	-	2,208,000
Offering costs paid	(147,314)	(8,253,668)
Net cash provided by financing activities	252,686	283,494,332

Net change in cash	(424,230)	489,943

Cash - beginning of the period	489,943	-
Cash - end of the period	$65,713	$489,943

Supplemental disclosure of noncash activities:
Remeasurement of Class A ordinary shares to redemption value	$3,964,352	$28,819,501
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Offering costs included in accrued expenses	$-	$288,737
Prepaid expenses paid by Sponsor under promissory note	$-	$9,660,000

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 29, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

The Company’s sponsor is Infinite Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on November 18, 2021. On November 23, 2021, the Company consummated its  Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 3,600,000 Units as a result of the underwriter’s full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $16.0 million, of which approximately $9.7 million was for deferred underwriting commissions (Note 6).

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

Upon the closing of Initial Public Offering and the Private Placement, approximately $281.5 million ($10.20 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and a portion of the proceeds of the Private Placement, was placed in a  trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

INFINITE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
The Company will provide the holders of the Company’s outstanding Class A ordinary shares (the “Public Shareholders”), par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely at its discretion. The Public Shareholders are entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) have agreed to vote their Founder Shares (as defined below) in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with its Chief Financial Officer (or his or her designee) prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

INFINITE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
The Initial Shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, they are entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to the deferred underwriting commission (Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor will agree to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account if less than $10.20 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

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

Liquidity Going Concern

As of December 31, 2022, the Company had approximately $66,000 in the Company’s operating bank account and working capital deficit of approximately $333,000 inclusive of $400,000 of advances from its Sponsor.

Prior to the completion of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and a loan of approximately $269,000 from the Sponsor pursuant to a promissory note originally issued on April 9, 2021 (the “Note”). The Company repaid the Note in full on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the certain proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of December 31, 2022 and 2021, there was no amounts outstanding under Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregated of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the “Sponsor Loan Commitment”), and the Sponsor increased the amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of December 31, 2022 and 2021, there was $400,000 and $0, respectively, of advances drawn under the Sponsor Loan Commitment.

INFINITE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
In connection with the Company’s assessment of going concern considerations in accordance with FASB accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 23, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

INFINITE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company did not have any cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

INFINITE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as reflected on the accompanying statements of changes in shareholders’ deficit.

INFINITE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 27,340,000 Class A ordinary shares since their exercise is contingent upon future events and inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Year Ended		For the Period from March 29, 2021 (Inception)
	December 31, 2022		through December 31, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss)	$1,941,571	$485,393	$(151,282)	$(230,086)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	27,600,000	6,900,000	3,871,942	5,888,849

Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.04)	$(0.04)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

On November 23, 2021, the Company consummated its Initial Public Offering of 27,600,000 Units, including 3,600,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $16.0 million, of which approximately $9.7 million was for deferred underwriting commissions.

INFINITE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
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

Note 5 - Related Party Transactions

Founder Shares

On April 9, 2021, the Sponsor paid $25,000 to cover for certain offering costs on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares, par value $0.0001 per share. On November 2, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s board of directors. On November 18, 2021, the Company effected a share capitalization resulting in an aggregate of 6,900,000 Founder Shares outstanding. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter, so that the Founder Shares would represent 20% of its issued and outstanding ordinary shares after the Initial Public Offering.  On November 23, 2021, the underwriter exercised the over-allotment option in full; thus, these 900,000 Founder Shares were no longer subject to forfeiture.

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

INFINITE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of its officers and directors may, but are not obligated to, loan the Company the Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, without interest, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregate of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of December 31, 2022 and 2021, there were $400,000 and $0 of advances drawn under the Sponsor Loan Commitment, respectively.

Administrative Services Agreement

On November 23, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company until the earlier of the consummation of a Business Combination or liquidation. For the year ended December 31, 2022 and for the period from March 29, 2021 (inception) through December 31, 2021, the Company incurred $120,000 and approximately $13,000, respectively, in expense for these services, which is included in general and administrative expenses – related party on the accompanying statements of operations. As of December 31, 2022 and 2021, approximately $132,000 and $13,000 of such expenses were payable for these services and included in accounts payable-related party on the accompanying balance sheets.

The Company may pay the Sponsor or any of its existing officers or directors, or any entity with which they are affiliated, a consulting fee or other compensation in connection with identifying, investigating and completing an initial Business Combination. The Sponsor, or any of the Company’s existing executive officers and directors, or any of their respective affiliates, including LionTree Advisors LLC (“LionTree Advisors”) and LionTree LLC (“LionTree”), and other entities affiliated with LionTree, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Companys behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors of the Company or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company. For the year ended December 31, 2022 and for the period from March 29, 2021 (inception) through December 31, 2021, the Company incurred approximately $333,000 and $145,000 in expenses in connection with consulting and compliance services with a related party, respectively. As of December 31, 2022 and 2021, there was approximately $0 and $31,000, respectively, outstanding related to these services, included in accounts payable-related party on the accompanying balance sheets.

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

INFINITE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
The underwriter reimbursed the Company approximately $2.2 million for such fees at the closing of the Initial Public Offering and the underwriter has also agreed to reimburse the Company for approximately $3.9 million upon the completion of the initial Business Combination.

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per unit, or approximately $5.5 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit, or approximately $9.7 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share at a general meeting of the Company. As of December 31, 2022 and 2021, there were 27,600,000 Class A ordinary shares issued and outstanding and subject to possible redemption.

INFINITE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$276,000,000
Less:
Proceeds allocated to Public Warrants	(7,728,000)
Offering costs allocated to Class A ordinary shares	(15,571,501)
Plus:
Remeasurement of Class A ordinary shares to redemption value	28,819,501
Class A ordinary shares subject to possible redemption as of December 31, 2021	281,520,000
Increase in redemption value of Class A ordinary shares subject to redemption	3,964,352
Class A ordinary shares subject to possible redemption as of December 31, 2022	$285,484,352

Note 8 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no non-redeemable Class A ordinary shares issued or outstanding.

Class B Ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 6,900,000 Class B ordinary shares issued and outstanding, which amount have been retroactively restated to reflect the share capitalization on November 18, 2021 as discussed in Note 5. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 Class B ordinary shares were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On November 23, 2021, the underwriter exercised the over-allotment option in full; thus, these 900,000 Founder Shares were no longer subject to forfeiture.

Shareholders of the ordinary shares of record are entitled to one vote for each share held on all matters to be voted on by shareholders at a general meeting of the Company. Holders of Class B ordinary shares have the right to appoint all of the Company’s directors prior to the consummation of the initial Business Combination. On any other matter submitted to a vote of the Company’s shareholders, holders of Class B ordinary shares and holders of Class A ordinary shares will vote together as a single class, except as required by applicable law or stock exchange rule.

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

INFINITE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
The Company may issue additional ordinary shares or preferences shares to complete its initial Business Combination or under an employee incentive plan after completion of its initial Business Combination.

Warrants - As of December 31, 2022 and 2021, 13,800,000 Public Warrants and 13,540,000 Private Placement Warrants were outstanding.

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” below).

INFINITE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3
Investments held in Trust Account - U.S. Treasury Securities	$285,584,352	$-	$-

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Investments held in Trust Account - U.S. Treasury Securities	$281,522,866	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2022 and for the period from March 29, 2021 (inception) through December 31, 2021.

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