Form 10-Q
period 2023-03-31
Infinite Acquisition Corp.
filed 2023-05-10
CIK 1862327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

INFINITE ACQUISITION CORP.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

INFINITE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$39,156	$65,713
Prepaid expenses	294,096	500,858
Total current assets	333,252	566,571
Investments held in Trust Account	288,625,060	285,584,352
Total Assets	$288,958,312	$286,150,923

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,900	$4,769
Accounts payable - related party	162,667	132,667
Accrued expenses	488,256	362,296
Note payable - related party	450,000	400,000
Total current liabilities	1,102,823	899,732
Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	10,762,823	10,559,732

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares issued and outstanding at approximately $10.45 and $10.34 per share redemption value as of March 31, 2023 and December 31, 2022, respectively	288,525,060	285,484,352

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2023 and December 31, 2022	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	690	690
Accumulated deficit	(10,330,261)	(9,893,851)
Total shareholders’ deficit	(10,329,571)	(9,893,161)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$288,958,312	$286,150,923

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Operating expenses
General and administrative expenses	$374,398	$388,785
General and administrative expenses - related party	62,012	127,566
Loss from Operations	(436,410)	(516,351)
Income from investments held in Trust Account	3,040,708	23,920
Net income (loss)	$2,604,298	$(492,431)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	27,600,000

Basic and diluted net income (loss) per Class A ordinary share	$0.08	$(0.01)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	6,900,000

Basic and diluted net income (loss) per Class B ordinary share	$0.08	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	-	$-	6,900,000	$690	$-	$(9,893,851)	$(9,893,161)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(3,040,708)	(3,040,708)
Net income	-	-	-	-	-	2,604,298	2,604,298
Balance - March 31, 2023 (unaudited)	-	$-	6,900,000	$690	$-	$(10,330,261)	$(10,329,571)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	-	$-	6,900,000	$690	$-	$(8,356,463)	$(8,355,773)
Net loss	-	-	-	-	-	(492,431)	(492,431)
Balance - March 31, 2022 (unaudited)	-	$-	6,900,000	$690	$-	$(8,848,894)	$(8,848,204)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,604,298	$(492,431)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(3,040,708)	(23,920)
Changes in operating assets and liabilities:
Prepaid expenses	206,762	220,008
Accounts payable	(2,869)	53,436
Accounts payable - related party	30,000	33,920
Accrued expenses	125,960	252,831
Net cash (used in) provided by operating activities	(76,557)	43,844

Cash Flows from Financing Activities:
Proceeds from note payable to related party	50,000	-
Offering costs paid	-	(218,500)
Net cash provided by (used in) financing activities	50,000	(218,500)

Net change in cash	(26,557)	(174,656)

Cash - beginning of the period	65,713	489,943
Cash - end of the period	$39,156	$315,287

Supplemental disclosure of noncash activities:
Remeasurement of Class A ordinary shares to redemption value	$3,040,708	$-

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 29, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

If the Company has not completed a Business Combination within 21 months from the closing of the Initial Public Offering, or August 23, 2023 (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to August 23, 2023 including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate a Business Combination within the Combination Period.

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

Liquidity Going Concern

As of March 31, 2023, the Company had approximately $39,000 in the Company’s operating bank account and working capital deficit of approximately $770,000 inclusive of $450,000 of advances from its Sponsor.

Prior to the completion of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and a loan of approximately $269,000 from the Sponsor pursuant to a promissory note originally issued on April 9, 2021 (the “Note”). The Company repaid the Note in full on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the certain proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregated of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the “Sponsor Loan Commitment”), and the Sponsor increased the amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of March 31, 2023 and December 31, 2022, there was $450,000 and $400,000, respectively, of advances drawn under the Sponsor Loan Commitment.

In connection with the Company’s assessment of going concern considerations in accordance with FASB accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 23, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 22, 2023.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company did not have any cash equivalents.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$2,083,438	$520,860	$(393,945)	$(98,486)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	27,600,000	6,900,000	27,600,000	6,900,000

Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.01)	$(0.01)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of its officers and directors may, but are not obligated to, loan the Company the Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, without interest, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregate of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of March 31, 2023 and December 31, 2022, there were $450,000 and $400,000 of advances drawn under the Sponsor Loan Commitment, respectively.

Administrative Services Agreement

On November 23, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company until the earlier of the consummation of a Business Combination or liquidation. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 in expense for these services, which is included in general and administrative expenses – related party on the accompanying statements of operations. As of March 31, 2023 and December 31, 2022, approximately $163,000 and $132,000, respectively, of such expenses were payable for these services and included in accounts payable-related party on the accompanying balance sheets.

The Company may pay the Sponsor or any of its existing officers or directors, or any entity with which they are affiliated, a consulting fee or other compensation in connection with identifying, investigating and completing an initial Business Combination. The Sponsor, or any of the Company’s existing executive officers and directors, or any of their respective affiliates, including LionTree Advisors LLC (“LionTree Advisors”) and LionTree LLC (“LionTree”), and other entities affiliated with LionTree, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Companys behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors of the Company or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company. For the three months ended March 31, 2023 and 2022, the Company incurred approximately $25,000 and $30,000 in expenses in connection with consulting and compliance services with a related party, respectively. As of March 31, 2023 and December 31, 2022, there were no amount outstanding related to these services.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share at a general meeting of the Company. As of March 31, 2023 and December 31, 2022, there were 27,600,000 Class A ordinary shares issued and outstanding and subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$285,484,352
Increase in redemption value of Class A ordinary shares subject to redemption	3,040,708
Class A ordinary shares subject to possible redemption as of March 31, 2023	$288,525,060

Note 8 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no non-redeemable Class A ordinary shares issued or outstanding.

Class B Ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 6,900,000 Class B ordinary shares issued and outstanding, which amount have been retroactively restated to reflect the share capitalization on November 18, 2021 as discussed in Note 5. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 Class B ordinary shares were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On November 23, 2021, the underwriter exercised the over-allotment option in full; thus, these 900,000 Founder Shares were no longer subject to forfeiture.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company may issue additional ordinary shares or preferences shares to complete its initial Business Combination or under an employee incentive plan after completion of its initial Business Combination.

Warrants - As of March 31, 2023 and December 31, 2022, 13,800,000 Public Warrants and 13,540,000 Private Placement Warrants were outstanding.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2023
	Level 1	Level 2	Level 3
Investments held in Trust Account - U.S. Treasury Securities	$288,625,060	$-	$-

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3
Investments held in Trust Account - U.S. Treasury Securities	$285,584,352	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period ended March 31, 2023 and December 31, 2022.

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

If we are unable to complete a Business Combination within 21 months from the closing of the Initial Public Offering, or August 23, 2023 (the “Combination Period”), we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to August 23, 2023 including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a Business Combination within the Combination Period.

Liquidity and Going Concern

As of March 31, 2023, we had approximately $39,000 in our operating bank account and a working capital deficit of approximately $770,000 inclusive of a note payable to our Sponsor.

Prior to the completion of the Initial Public Offering and Private Placement, our liquidity needs were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and a loan of approximately $269,000 from the Sponsor pursuant to a promissory note originally issued on April 9, 2021 (the “Note”). We repaid the Note in full on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the certain proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In February 2022, our Sponsor committed to provide us an aggregate of up to $900,000 in loans in order to finance our working capital needs (including transaction costs in connection with a Business Combination) (the “Sponsor Loan Commitment”), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of March 31, 2023 and December 31, 2022, there were $450,000 and $400,000 of advances drawn under the Sponsor Loan Commitment, respectively.

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

Results of Operations

Our entire activity since inception up to March 31, 2023, was in preparation for our formation and the Initial Public Offering, and since the completion of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had a net income of approximately $2,604,000, which consisted of approximately $3,041,000 income from investments held in Trust Account, partially offset by approximately $374,000 in general and administrative expenses and related party administrative fees of approximately $62,000.

For the three months ended March 31, 2022, we had a net loss of approximately $492,000, which consisted of approximately $389,000 in general and administrative expenses and related party administrative fees of approximately $128,000, partially offset by approximately $24,000 of income from investments held in Trust Account.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us the Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, without interest, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, we had no borrowings under the Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregate of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of March 31, 2023 and December 31, 2022, there were $450,000 and $400,000 of advances drawn under Sponsor Loan Commitment, respectively.

Administrative Services Agreement

On November 23, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us until the earlier of the consummation of a Business Combination or liquidation. For the three months ended March 31, 2023 and 2022, we incurred $30,000 in expense for these services, which was included with general and administrative expenses – related party on the accompanying statements of operations. As of March 31, 2023 and December 31, 2022, approximately $163,000 and $132,000, respectively, were payable for these services and included in accounts payable-related party as reflected in the accompanying balance sheets.

We may pay the Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a consulting fee or other compensation in connection with identifying, investigating and completing an initial Business Combination. The Sponsor, or any of our existing executive officers and directors, or any of their respective affiliates, including LionTree Advisors LLC (“LionTree Advisors”) and LionTree LLC (“LionTree”), and other entities affiliated with LionTree, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors of us or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of us. For the three months ended March 31, 2023 and 2022, we recorded approximately $25,000 and $30,000 in expenses in connection with consulting and compliance services with a related party, respectively. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding related to these services.

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

Critical Accounting Policies and Estimates

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 27,340,000 Class A ordinary shares since their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

Except for the below risk factor, as of the date of this Report, there have been no material changes to the risk factors disclosed in the annual report on Form 10-K filed with the SEC on March 22, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: May 10, 2023		INFINITE ACQUISITION CORP.

	By:	/s/ David Farber
		Name:	David Farber
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)