Form 10-Q
period 2023-06-30
Infinite Acquisition Corp.
filed 2023-08-08
CIK 1862327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

INFINITE ACQUISITION CORP.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

INFINITE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$12,217	$65,713
Prepaid expenses	111,107	500,858
Total current assets	123,324	566,571
Investments held in Trust Account	291,989,530	285,584,352
Total Assets	$292,112,854	$286,150,923

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,802	$4,769
Accounts payable - related party	195,421	132,667
Accrued expenses	582,321	362,296
	450,000	400,000
Total current liabilities	1,229,544	899,732
Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	10,889,544	10,559,732

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares issued and outstanding at approximately $10.58 and $10.34 per share redemption value as of June 30, 2023 and December 31, 2022, respectively	291,889,530	285,484,352

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2023 and December 31, 2022	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	690	690
Accumulated deficit	(10,666,910)	(9,893,851)
Total shareholders’ deficit	(10,666,220)	(9,893,161)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$292,112,854	$286,150,923

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
General and administrative expenses	$303,523	$304,011	$677,921	$692,796
General and administrative expenses - related party	33,126	134,992	95,138	262,558
Loss from Operations	(336,649)	(439,003)	(773,059)	(955,354)

Income from investments held in Trust Account	3,364,470	378,708	6,405,178	402,628
Net income (loss)	$3,027,821	$(60,295)	$5,632,119	$(552,726)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	27,600,000	27,600,000	27,600,000

Basic and diluted net income (loss) per Class A ordinary share	$0.09	$(0.00)	$0.16	$(0.02)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net income (loss) per Class B ordinary share	$0.09	$(0.00)	$0.16	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	-	$-	6,900,000	$690	$-	$(9,893,851)	$(9,893,161)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(3,040,708)	(3,040,708)
Net income	-	-	-	-	-	2,604,298	2,604,298
Balance - March 31, 2023 (unaudited)	-	-	6,900,000	690	-	(10,330,261)	(10,329,571)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(3,364,470)	(3,364,470)
Net income	-	-	-	-	-	3,027,821	3,027,821
Balance - June 30, 2023 (unaudited)	-	$-	6,900,000	$690	$-	$(10,666,910)	$(10,666,220)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	-	$-	6,900,000	$690	$-	$(8,356,463)	$(8,355,773)
Net loss	-	-	-	-	-	(492,431)	(492,431)
Balance - March 31, 2022 (unaudited)	-	-	6,900,000	690	-	(8,848,894)	(8,848,204)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(305,494)	(305,494)
Net loss	-	-	-	-	-	(60,295)	(60,295)
Balance - June 30, 2022 (unaudited)	-	$-	6,900,000	$690	$-	$(9,214,683)	$(9,213,993)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$5,632,119	$(552,726)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(6,405,178)	(402,628)
Changes in operating assets and liabilities:
Prepaid expenses	389,751	390,038
Accounts payable	(2,967)	85,536
Accounts payable - related party	62,754	64,661
Accrued expenses	220,025	108,716
Net cash used in operating activities	(103,496)	(306,403)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	50,000	-
Offering costs paid	-	(147,314)
Net cash provided by (used in) financing activities	50,000	(147,314)

Net change in cash	(53,496)	(453,717)

Cash - beginning of the period	65,713	489,943
Cash - end of the period	$12,217	$36,226

Supplemental disclosure of noncash activities:
Remeasurement of Class A ordinary shares to redemption value	$6,405,178	$305,494

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Going Concern

Infinite Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on March 29, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 29, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the trust account (“Trust Account”) from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

Upon the closing of Initial Public Offering and the Private Placement, approximately $281.5 million ($10.20 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and a portion of the proceeds of the Private Placement, was placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

The Company will provide the holders of the Company’s outstanding Class A ordinary shares (the “Public Shareholders”), par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely at its discretion. The Public Shareholders are entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) have agreed to vote their Founder Shares (as defined below) in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with its Chief Financial Officer (or his or her designee) prior to execution. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $12,000 in the Company’s operating bank account and a working capital deficit of approximately $1.1 million inclusive of $450,000 of advances from its Sponsor.

Prior to the completion of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and a loan of approximately $269,000 from the Sponsor pursuant to a promissory note originally issued on April 9, 2021 (the “Note”). The Company repaid the Note in full on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the certain proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregate of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the “Sponsor Loan Commitment”), and the Sponsor increased the amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of June 30, 2023 and December 31, 2022, there was $450,000 and $400,000, respectively, of advances drawn under the Sponsor Loan Commitment.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000, and investments held in the Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company did not have any cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations for each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$2,422,257	$605,564	$(48,236)	$(12,059)	$4,505,695	$1,126,424	$(442,181)	$(110,545)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000

Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$(0.00)	$(0.00)	$0.16	$0.16	$(0.02)	$(0.02)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with the Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 - Initial Public Offering

On November 23, 2021, the Company consummated its Initial Public Offering of 27,600,000 Units, including 3,600,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $276.0 million and incurring offering costs of approximately $16.0 million, of which approximately $9.7 million was for deferred underwriting commissions.

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

The Sponsor, officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5 - Related Party Transactions

Founder Shares

On April 9, 2021, the Sponsor paid $25,000 to cover certain offering costs on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares, par value $0.0001 per share. On November 2, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s board of directors. On November 18, 2021, the Company effected a share capitalization resulting in an aggregate of 6,900,000 Founder Shares outstanding. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter so that the Founder Shares would represent 20% of its issued and outstanding ordinary shares after the Initial Public Offering. On November 23, 2021, the underwriter exercised the over-allotment option in full; thus, these 900,000 Founder Shares were no longer subject to forfeiture.

On June 2, 2023, pursuant to Section 1 of the Securities Assignment Agreement, by and between the Sponsor and Annastasia Skilakos, dated November 2, 2021 (the “Securities Assignment Agreement”), the Sponsor exercised its option to repurchase the Founder Shares held by Annastasia Skilakos in connection with her resignation as a director of the Company at the original purchase price of the Founder Shares (approximately $0.004 per Founder Share). There was no impact to the condensed financial statements as a result of this transaction.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A ordinary share equals or exceeds $12.00 per share (as adjusted for share sub-divisions, capitalization of shares, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of its officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, without interest, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under any Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregate of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of June 30, 2023 and December 31, 2022, there were $450,000 and $400,000 of advances drawn under the Sponsor Loan Commitment, respectively.

Administrative Services Agreement

On November 23, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company until the earlier of the consummation of a Business Combination or liquidation. For the three and six months ended June 30, 2023 and 2022, the Company incurred $30,000 and $60,000, respectively, in expense for these services, which is included in general and administrative expenses – related party on the accompanying statements of operations. As of June 30, 2023 and December 31, 2022, approximately $195,000 and $132,000, respectively, of such expenses were payable for these services and included in accounts payable – related party on the accompanying balance sheets.

The Company may pay the Sponsor or any of its existing officers or directors, or any entity with which they are affiliated, a consulting fee or other compensation in connection with identifying, investigating and completing an initial Business Combination. The Sponsor, or any of the Company’s existing executive officers and directors, or any of their respective affiliates, including LionTree Advisors LLC (“LionTree Advisors”) and LionTree LLC (“LionTree”), and other entities affiliated with LionTree, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors of the Company or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company. For the three and six months ended June 30, 2023, the Company incurred approximately $0 and $25,000, respectively, in expenses in connection with consulting and compliance services with a related party. For the three and six months ended June 30, 2022, the Company recorded approximately $105,000 and $203,000, respectively, in expenses in connection with compliance services with a related party. As of June 30, 2023 and December 31, 2022, there were no amount outstanding related to these services.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy and the Company’s ability to consummate a Business Combination are not determinable as of the date of this Report and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Report.

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share at a general meeting of the Company. As of June 30, 2023 and December 31, 2022, there were 27,600,000 Class A ordinary shares issued and outstanding and subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$285,484,352
Increase in redemption value of Class A ordinary shares subject to redemption	3,040,708
Class A ordinary shares subject to possible redemption as of March 31, 2023	288,525,060
Increase in redemption value of Class A ordinary shares subject to redemption	3,364,470
Class A ordinary shares subject to possible redemption as of June 30, 2023	$291,889,530

Note 8 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no non-redeemable Class A ordinary shares issued or outstanding.

Class B Ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 6,900,000 Class B ordinary shares issued and outstanding, which amount have been retroactively restated to reflect the share capitalization on November 18, 2021 as discussed in Note 5. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 Class B ordinary shares were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On November 23, 2021, the underwriter exercised the over-allotment option in full; thus, these 900,000 Founder Shares were no longer subject to forfeiture.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company may issue additional ordinary shares or preference shares to complete its initial Business Combination or under an employee incentive plan after completion of its initial Business Combination.

Warrants - As of June 30, 2023 and December 31, 2022, 13,800,000 Public Warrants and 13,540,000 Private Placement Warrants were outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering, or November 23, 2022; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” below.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2023
	Level 1	Level 2	Level 3
Investments held in Trust Account - U.S. Treasury Securities	$291,989,530	$-	$-

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3
Investments held in Trust Account - U.S. Treasury Securities	$285,584,352	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period ended June 30, 2023 and December 31, 2022.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 13,540,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $13.5 million and incurring offering costs of approximately $23,000.

Upon the closing of Initial Public Offering and the Private Placement, approximately $281.5 million ($10.20 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and a portion of the proceeds of the Private Placement, was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

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

Liquidity and Going Concern

As of June 30, 2023, we had approximately $12,000 in our operating bank account and a working capital deficit of approximately $1.1 million inclusive of a note payable to our Sponsor.

Prior to the completion of the Initial Public Offering and Private Placement, our liquidity needs were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and a loan of approximately $269,000 from the Sponsor pursuant to a promissory note originally issued on April 9, 2021 (the “Note”). We repaid the Note in full on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the certain proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In February 2022, our Sponsor committed to provide us an aggregate of up to $900,000 in loans in order to finance our working capital needs (including transaction costs in connection with a Business Combination) (the “Sponsor Loan Commitment”), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of June 30, 2023 and December 31, 2022, there were $450,000 and $400,000 of advances drawn under the Sponsor Loan Commitment, respectively.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy and the Company’s ability to consummate a Business Combination are not determinable as of the date of this Report. Further, the specific impact of this action on our financial condition, results of operations, and cash flows is also not determinable as of the date of this Report.

Results of Operations

Our entire activity since inception up to June 30, 2023, was in preparation for our formation and the Initial Public Offering, and since the completion of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2023, we had a net income of approximately $3.0 million, which consisted of approximately $3.4 million income from investments held in the Trust Account, partially offset by approximately $0.3 million in general and administrative expenses and related party administrative fees of approximately $33,000.

For the six months ended June 30, 2023, we had a net income of approximately $5.6 million, which consisted of approximately $6.4 million income from investments held in the Trust Account, partially offset by approximately $0.7 million in general and administrative expenses and related party administrative fees of approximately $95,000.

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

Related Party Transactions

Founder Shares

On April 9, 2021, the Sponsor paid $25,000 to cover certain offering costs on our behalf in exchange for issuance of 5,750,000 Class B ordinary shares, par value $0.0001 per share. On November 2, 2021, the Sponsor transferred 25,000 Founder Shares to each of our board of directors (the holders of our Founder Shares, the “Initial Shareholders”). On November 18, 2021, we effected a share capitalization resulting in an aggregate of 6,900,000 Founder Shares outstanding. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the Underwriter so that the Founder Shares would represent 20% of our issued and outstanding ordinary shares after the Initial Public Offering. On November 23, 2021, the Underwriter exercised the over-allotment option in full; thus, these 900,000 Founder Shares were no longer subject to forfeiture.

On June 2, 2023, pursuant to Section 1 of the Securities Assignment Agreement, by and between the Sponsor and Annastasia Skilakos, dated November 2, 2021 (the “Securities Assignment Agreement”), the Sponsor exercised its option to repurchase the Founder Shares held by Annastasia Skilakos in connection with her resignation as a director of the Company at the original purchase price of the Founder Shares (approximately $0.004 per Founder Share). There was no impact to the condensed financial statements as a result of this transaction.

The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A ordinary share equals or exceeds $12.00 per share (as adjusted for share sub-divisions, capitalization of shares, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, without interest, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, we had no borrowings under any Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregate of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of June 30, 2023 and December 31, 2022, there were $450,000 and $400,000 of advances drawn under Sponsor Loan Commitment, respectively.

Administrative Services Agreement

On November 23, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us until the earlier of the consummation of a Business Combination or liquidation. For the three and six months ended June 30, 2023 and 2022, we incurred $30,000 and $60,000, respectively, in expense for these services, which was included with general and administrative expenses – related party on the accompanying statements of operations. As of June 30, 2023 and December 31, 2022, approximately $195,000 and $132,000, respectively, were payable for these services and included in accounts payable-related party as reflected in the accompanying balance sheets.

We may pay the Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a consulting fee or other compensation in connection with identifying, investigating and completing an initial Business Combination. The Sponsor, or any of our existing executive officers and directors, or any of their respective affiliates, including LionTree Advisors LLC (“LionTree Advisors”) and LionTree LLC (“LionTree”), and other entities affiliated with LionTree, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors of us or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. For the three and six months ended June 30, 2023, we recorded approximately $0 and $25,000, respectively, in expenses in connection with consulting and compliance services with a related party. For the three and six months ended June 30, 2022, we recorded approximately $105,000 and $203,000, respectively, in expenses in connection with compliance services with a related party. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding related to these services.

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

The Underwriter has reimbursed us approximately $2.2 million for such fees at the closing of the Initial Public Offering and the Underwriter has also agreed to reimburse us for approximately $3.9 million upon the completion of the initial Business Combination.

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

Critical Accounting Policies and Estimates

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 27,340,000 Class A ordinary shares since their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting and Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

Except for the below risk factor, as of the date of this Report, there have been no material changes to the risk factors disclosed in the annual report on Form 10-K filed with the SEC on March 22, 2023. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Report.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)
4.2	Specimen Unit Certificate (2)
4.3	Specimen Class A Ordinary Share Certificate (2)
4.4	Specimen Warrant Certificate (2)
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (1)
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (1)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equity holders named therein (1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (1)
10.5	Administrative Services Agreement between the Company and the Sponsor (1)
10.6	Engagement Letter between the Registrant and LionTree Advisors LLC (3)
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

Dated: August 8, 2023		INFINITE ACQUISITION CORP.

	By:	/s/ David Farber
		Name:	David Farber
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)