Form 10-Q
period 2023-09-30
Infinite Acquisition Corp.
filed 2023-11-14
CIK 1862327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

INFINITE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41087	98-1593937
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

745 Fifth Avenue, 15th Floor New York, New York	10151
(Address Of Principal Executive Offices)	(Zip Code)

(212) 644-4200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered*
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant (the “Units”)	NFNT.U	None
Class A ordinary shares included as part of the units (the “Public Shares”)	NFNT	None
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 (the “Public Warrants”)	NFNT WS	None.

* On November 6, 2023, the New York Stock Exchange (the “NYSE”) filed a Form 25 with the U.S. Securities and Exchange Commission (the “SEC”) to delist Infinite Acquisition Corp.’s Units, Public Shares and Public Warrants. The NYSE has removed the listing of these securities effective on November 6, 2023.

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

As of November 10, 2023, 0 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

INFINITE ACQUISITION CORP.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

INFINITE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$2,446	$65,713
Prepaid expenses	70,870	500,858
Total current assets	73,316	566,571
Investments held in Trust Account	86,099,487	285,584,352
Total Assets	$86,172,803	$286,150,923

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$31,588	$4,769
Accounts payable - related party	222,667	132,667
Accrued expenses	703,246	362,296
Convertible note - related party	240,000	-
Note payable - related party	780,000	400,000
Total current liabilities	1,977,501	899,732
Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	11,637,501	10,559,732

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 8,009,365 and 27,600,000 shares issued and outstanding at approximately $10.74 and $10.34 per share redemption value as of September 30, 2023 and December 31, 2022, respectively	85,999,487	285,484,352

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2023 and December 31, 2022	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	690	690
Accumulated deficit	(11,464,875)	(9,893,851)
Total shareholders’ deficit	(11,464,185)	(9,893,161)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$86,172,803	$286,150,923

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
General and administrative expenses	$527,536	$331,318	$1,205,457	$1,024,114
General and administrative expenses - related party	30,429	112,701	125,567	375,259
Loss from Operations	(557,965)	(444,019)	(1,331,024)	(1,399,373)

Income from investments held in Trust Account	2,658,438	1,257,913	9,063,616	1,660,541
Net income	$2,100,473	$813,894	$7,732,592	$261,168

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	18,230,566	27,600,000	24,442,535	27,600,000

Basic and diluted net income per Class A ordinary share	$0.08	$0.02	$0.25	$0.01

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net income per Class B ordinary share	$0.08	$0.02	$0.25	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance - December 31, 2022	-	$-	6,900,000	$690	$-	$(9,893,851)	$(9,893,161)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(3,040,708)	(3,040,708)
Net income	-	-	-	-	-	2,604,298	2,604,298
Balance - March 31, 2023 (unaudited)	-	-	6,900,000	690	-	(10,330,261)	(10,329,571)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(3,364,470)	(3,364,470)
Net income	-	-	-	-	-	3,027,821	3,027,821
Balance - June 30, 2023 (unaudited)	-	-	6,900,000	690	-	$(10,666,910)	$(10,666,220)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(2,898,438)	(2,898,438)
Net income	-	-	-	-	-	2,100,473	2,100,473
Balance - September 30, 2023 (unaudited)	-	$-	6,900,000	$690	$-	$(11,464,875)	$(11,464,185)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance - December 31, 2021	-	$-	6,900,000	$690	$-	$(8,356,463)	$(8,355,773)
Net income	-	-	-	-	-	(492,431)	(492,431)
Balance - March 31, 2022 (unaudited)	-	-	6,900,000	690	-	(8,848,894)	(8,848,204)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(305,494)	(305,494)
Net loss	-	-	-	-	-	(60,295)	(60,295)
Balance – June 30, 2022 (unaudited)	-	-	6,900,000	690	-	(9,214,683)	(9,213,993)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,257,913)	(1,257,913)
Net income	-	-	-	-	-	813,894	813,894
Balance - September 30, 2022 (unaudited)	-	$-	6,900,000	$690	$-	$(9,658,702)	$(9,658,012)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$7,732,592	$261,168
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(9,063,616)	(1,660,541)
Changes in operating assets and liabilities:
Prepaid expenses	429,988	626,080
Accounts payable	26,819	518
Accounts payable - related party	90,000	59,025
Accrued expenses	340,950	156,657
Net cash used in operating activities	(443,267)	(557,093)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(240,000)	-
Cash withdrawn for redemptions	208,788,481	-
Net cash provided by investing activities	208,548,481	-

Cash Flows from Financing Activities:
Proceeds from note payable to related party	380,000	400,000
Proceeds from convertible note payable to related party	240,000	-
Redemptions of ordinary shares	(208,788,481)	-
Offering costs paid	-	(147,314)
Net cash (used in) provided by financing activities	(208,168,481)	252,686

Net change in cash	(63,267)	(304,407)

Cash - beginning of the period	65,713	489,943
Cash - end of the period	$2,446	$185,536

Supplemental disclosure of noncash activities:
Remeasurement of Class A ordinary shares to redemption value	$9,303,616	$1,563,407

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization, Business Operations and Going Concern

Infinite Acquisition Corp. (the “Company”) was a blank check company incorporated in the Cayman Islands on March 29, 2021. Prior to the Company’s decision on October 23, 2023 to wind down its business and redeem its public shareholders on November 6, 2023, the Company’s intention was to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

The financial statements presented in this Quarterly Report on Form 10-Q do not reflect the redemption of the Public Shares that was completed on November 6, 2023 (and the mandatory separation of the Units (as defined below) in connection therewith) and the cancellation of the Public Warrants and Private Placement Warrants in connection with the decision of the Company to terminate its business and liquidate.

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 29, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues as a result of its decision to wind down its business and redeem its public shareholders on November 6, 2023. The Company generated non-operating income in the form of interest income on investments held in the trust account (“Trust Account”) from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

Prior to the redemption of the Public Shares on November 6, 2023, the Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination. There was no assurance that the Company would be able to complete a Business Combination successfully. The Company’s initial Business Combination was required to be with one or more operating businesses or assets with a fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable, if any, on the interest earned on the Trust Account) at the time the Company signed a definitive agreement in connection with the initial Business Combination. However, the Company would only have completed a Business Combination if the post-transaction company owned or acquired 50% or more of the voting securities of the target or otherwise acquired a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company would have provided the holders of the Company’s outstanding Class A ordinary shares (the “Public Shareholders”), par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company would have sought shareholder approval of a Business Combination or would have conducted a tender offer would have been made by the Company, solely at its discretion. The Public Shareholders were entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares would not have been reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company would have proceeded with a Business Combination if a majority of the shares voted had been voted in favor of the Business Combination. If a shareholder vote was not required by law and the Company had not decided to hold a shareholder vote for business or other legal reasons, the Company would have conducted, pursuant to its Amended and Restated Memorandum and Articles of Association (as amended from time to time, the “Amended and Restated Memorandum and Articles of Association”), the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and filed tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions had been required by law, or the Company decided to obtain shareholder approval for business or legal reasons, the Company would have offered to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder would have been able to elect to redeem their Public Shares irrespective of whether they voted for or against the proposed transaction. If the Company had sought shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) agreed to vote their Founder Shares (as defined below) in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with its Chief Financial Officer (or his or her designee) prior to execution. In addition, the Initial Shareholders had agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Prior to the amendment of the Amended and Restated Memorandum and Articles of Association during the Extension Meeting (as defined below), if the Company had not been able to complete a Business Combination within 21 months from the closing of the Initial Public Offering, or August 23, 2023 (the “Combination Period”), the Company would have (1) ceased all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeemed the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to August 23, 2023 including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolved and liquidated, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless as the result of the Company’s failure to consummate a Business Combination within the Combination Period.

On August 22, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to approve an amendment to the Amended and Restated Memorandum and Articles of Association (the “Articles Amendment”) (i) to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination (the “Articles Extension”) from August 23, 2023 to September 23, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to fourteen times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, in writing and upon five days’ advance notice prior to the applicable Termination Date, until November 23, 2024 or a total of up to fifteen months after August 23, 2023, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”), (ii) to allow for the conversion of the Company’s Class B ordinary shares, par value $0.0001 per share into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the consummation of a business combination subject to certain limitations as set forth in the Extension Proxy Statement (the “Class B Share Proposal”) (iii) to eliminate from the Articles the limitation that the Company may not redeem Class A ordinary shares issued as part of the units sold in the Company’s Initial Public Offering (the “Public Shares”) to the extent that such redemption would result in the Company having net tangible assets, as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”), and (iv) to adjourn the Extension Meeting to a later date or dates, if necessary, (a) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extension Meeting, there are insufficient ordinary shares represented (either in person or by proxy) at the Extension Meeting to approve the Extension Amendment Proposal, the Class B Share Proposal or the Redemption Limitation Amendment Proposal, (b) to constitute a quorum necessary to conduct business to vote on the Extension Amendment Proposal, the Class B Share Proposal or the Redemption Limitation Amendment Proposal at the Extension Meeting, or (c) if the holders of Public Shares have elected to redeem an amount of shares in connection with the Extension Amendment Proposal, the Class B Share Proposal or the Redemption Limitation Amendment Proposal such that the Company would not adhere to the continued listing requirements of the New York Stock Exchange (the “Adjournment Proposal”), and to consider any other business as may be properly brought before the Extension Meeting and to approve the Redemption Limitation Amendment Proposal.

In connection with the vote to approve the Articles Amendment, the holders of 19,590,635 ordinary shares of the Company properly exercised their right to redeem their Public Shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.66 per Public Share, for an aggregate redemption amount of $208,788,481.

In August 2023 and in connection with the Extension Meeting, the Company issued an unsecured convertible promissory note in the principal amount of up to $1.8 million (the “Extension Note”) to the Sponsor for general corporate purposes and the funding of the deposits into the Trust Account that the Company is required to make pursuant to its Amended and Restated Memorandum and Articles of Association in connection with the optional extensions that may be requested by the Sponsor. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. Up to $1,500,000 of the amounts loaned under the Extension Note would have been convertible at the option of the Sponsor into warrants of the Company (“Working Capital Warrants”), at a conversion price equal to $1.00 per Working Capital Warrant. The terms of the Working Capital Warrants would have been identical to those of the private placement warrants that were issued to the Sponsor in connection with the Company’s Initial Public Offering. Given that the Company will not be consummating an initial Business Combination, the Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of the Note may be accelerated upon the occurrence of an Event of Default (as defined under the Note). Any Working Capital Warrants issuable upon conversion of the Extension Note would not have been registered under the Securities Act of 1933, as amended (the “Securities Act”) and would have been issued in reliance on the exemption from registration requirements provided by Section 4(a)(2) thereof. On August 22, 2023 and September 20, 2023, $120,000 were drawn, on each date, under the Extension Note, and were deposited in the Trust Account in connection with the Articles Amendment. As of September 30, 2023, there was $240,000 outstanding under this Extension Note.

On September 23, 2023, the Company approved the first one-month extension of the time period during which the Company may consummate an initial business combination (such time period, the “Business Combination Period”). In connection with this extension of the Business Combination Period to October 23, 2023 (the “Extension”), the Company drew an aggregate of $120,000 (the “Extension Funds”) from the Extension Note. The Extension was the first of fourteen one-month extensions permitted under the Amended and Restated Memorandum and Articles of Association.

On October 23, 2023, the Company issued a press release announcing that the Company will redeem its Class A ordinary shares, par value $0.0001 (the “Shares”), effective as of November 6, 2023, because the Company will not consummate an initial business combination within the time required by its Amended and Restated Memorandum and Articles of Association, as extended in connection with the Extension Meeting. The redemption of the Shares was completed on November 6, 2023. In connection with the redemption of the Public Shares all Units were mandatorily separated into their components. After November 6, 2023, the Company is ceasing all operations except for those required to wind up the Company’s business and will be cancelling the Public Warrants and Private Placement Warrants.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Initial Shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company failed to complete a Business Combination within the Combination Period. However, if the Initial Shareholders had acquired Public Shares in or after the Initial Public Offering, they would have been entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to the deferred underwriting commission (Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor had agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account if less than $10.20 per Public Share due to reductions in the value of the trust assets. This liability does not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor would not be responsible to the extent of any liability for such third-party claims. The Company sought to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of September 30, 2023, the Company had approximately $2,000 in the Company’s operating bank account and a working capital deficit of approximately $1.9 million inclusive of a note payable and convertible note payable to our Sponsor.

Prior to the completion of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and a loan of approximately $269,000 from the Sponsor pursuant to a promissory note originally issued on April 9, 2021 (the “Note”). The Company repaid the Note in full on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the certain proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregate of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the “Sponsor Loan Commitment”), and the Sponsor increased the amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of September 30, 2023 and December 31, 2022, there was $780,000 and $400,000, respectively, of advances drawn under the Sponsor Loan Commitment.

In August 2023, the Company issued the Extension Note to the Sponsor for general corporate purposes and the funding of the deposits into the Trust Account that the Company is required to make pursuant to its Amended and Restated Memorandum and Articles of Association in connection with the optional extensions that may be requested by the Sponsor. The Extension Note does not bear interest and would have matured upon closing of an initial Business Combination. Up to $1,500,000 of the amounts loaned under the Extension Note would have been convertible in connection with an initial Business Combination at the option of the Sponsor into Working Capital Warrants, at a conversion price equal to $1.00 per Working Capital Warrant. The terms of the Working Capital Warrants would have been identical to those of the Private Placement Warrants that were issued to the Sponsor in connection with the Company’s Initial Public Offering. Given that the Company will not be consummating an initial Business Combination, the Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of the Extension Note may be accelerated upon the occurrence of an Event of Default (as defined under the Extension Note). Any Working Capital Warrants issuable upon conversion of the Extension Note would not have been registered under the Securities Act and would have been issued in reliance on the exemption from registration requirements provided by Section 4(a)(2) thereof. On August 22, 2023 and September 20, 2023, $120,000 each were drawn under the Note and were deposited in the Trust Account in connection with the Articles Amendment. As of September 30, 2023, there was $240,000 outstanding under the Extension Note.

In connection with the Company’s assessment of going concern considerations in accordance with FASB accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities in connection with the Company’s decision to liquidate after October 23, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subjected the Company to concentrations of credit risk consisted of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000, and investments held in the Trust Account. The Company did not experience losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company did not have any cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments that were held in the Trust Account prior to the redemption of the Public Shares on November 6, 2023 was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Company accounts for its 27,340,000 warrants that were issued in connection with the Initial Public Offering (including 13,800,000 Public Warrants and 13,540,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants were not precluded from equity classification. Equity-classified contracts were initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815, conversion features that do not meet the definition of a derivative do not require bifurcation. The Company has determined that the convertible promissory note conversion features do not meet the definition of a derivative as it fails the net settlement requirement. As a result, the conversion feature embedded within the convertible promissory note does not require bifurcation and will remain embedded within the debt instrument. As such, the carrying value of the convertible promissory note is recognized at cost and presented as a liability on the accompanying consolidated balance sheets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of its control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 8,009,365 and 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

In connection with the vote to approve the Articles Amendment, the holders of 19,590,635 ordinary shares of the Company properly exercised their right to redeem their Public Shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.66 per Public Share, for an aggregate redemption amount of $208,788,481.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 27,340,000 Class A ordinary shares since their exercise is contingent upon future events  and inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income (loss) per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$1,523,754	$576,719	$651,115	$162,779	$6,030,276	$1,702,316	$208,934	$52,234

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	18,230,566	6,900,000	27,600,000	6,900,000	24,442,535	6,900,000	27,600,000	6,900,000

Basic and diluted net income per ordinary share	$0.08	$0.08	$0.02	$0.02	$0.25	$0.25	$0.01	$0.01

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant (the “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). As discussed in Note 1, the Company decided to wind down its business on October 23, 2023, mandatorily separated the Units and redeemed the Public Shares on November 6, 2023, and will be cancelling the Public Warrants and Private Placement Warrants in connection with its liquidation.

Note 4 - Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 13,540,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Sponsor, generating proceeds of approximately $13.5 million.

Each Private Placement Warrant was exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. Because the Company will not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable for cash and exercisable on a cashless basis.

The Sponsor, officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination. As discussed in Note 1, the Company will be cancelling the Public Warrants and Private Placement Warrants in connection with its liquidation.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of its officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Had the Company completed a Business Combination, the Company would have repaid the Working Capital Loans out of the proceeds of the Trust Account released to the Company. However, because a Business Combination will not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account have be used to repay the Working Capital Loans. The Working Capital Loans would have either been repaid upon consummation of a Business Combination or, at the lender’s discretion, without interest, up to $1.5 million of such Working Capital Loans could have been converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under any Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregate of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of September 30, 2023 and December 31, 2022, there were $780,000 and $400,000 of advances drawn under the Sponsor Loan Commitment, respectively.

In August 2023, the Company issued an unsecured convertible promissory note in the principal amount of up to $1.8 million (the “Extension Note”) to the Sponsor for general corporate purposes and the funding of the deposits into the Trust Account that the Company is required to make pursuant to its Amended and Restated Memorandum and Articles of Association in connection with the optional extensions that may be requested by the Sponsor. The Extension Note does not bear interest and matures upon closing of an initial Business Combination. Up to $1,500,000 of the amounts loaned under the Extension Note would have been convertible in connection with a Business Combination at the option of the Sponsor into Working Capital Warrants, at a conversion price equal to $1.00 per Working Capital Warrant. The terms of the Working Capital Warrants would have been identical to those of the private placement warrants that were issued to the Sponsor in connection with the Company’s Initial Public Offering. Given that the Company will not be consummating an initial Business Combination, the Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of the Extension Note may be accelerated upon the occurrence of an Event of Default (as defined under the Extension Note). Any Working Capital Warrants issuable upon conversion of the Extension Note would not have been registered under the Securities Act and would not have been issued in reliance on the exemption from registration requirements provided by Section 4(a)(2) thereof. On August 22, 2023 and September 20, 2023, $120,000 each were drawn under the Note and were deposited in the Trust Account in connection with the Articles Amendment. As of September 30, 2023, there was $240,000 outstanding under the Extension Note.

Administrative Services Agreement

On November 23, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company until the earlier of the consummation of a Business Combination or liquidation. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000, respectively, in expense for these services, which is included in general and administrative expenses – related party on the accompanying statements of operations. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in expense for these services, which is included in general and administrative expenses – related party on the accompanying statements of operations. As of September 30, 2023 and December 31, 2022, approximately $223,000 and $132,000, respectively, of such expenses were payable for these services and included in accounts payable – related party on the accompanying balance sheets.

The Company may pay the Sponsor or any of its existing officers or directors, or any entity with which they are affiliated, a consulting fee or other compensation in connection with identifying, investigating and completing an initial Business Combination. The Sponsor, or any of the Company’s existing executive officers and directors, or any of their respective affiliates, including LionTree Advisors LLC (“LionTree Advisors”) and LionTree LLC (“LionTree”), and other entities affiliated with LionTree, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors of the Company or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company. For the three and nine months ended September 30, 2023, the Company incurred approximately $0 and $25,000, respectively, in expenses in connection with consulting and compliance services with a related party. For the three and nine months ended September 30, 2022, the Company recorded approximately $83,000 and $285,000, respectively, in expenses in connection with compliance services with related party. As of September 30, 2023 and December 31, 2022, there were no amount outstanding related to these services.

Financial Advisory Fees

In addition, LionTree Advisors was acting as the Company’s independent financial advisor as defined under FINRA Rule 5110(j)(9) to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with the Initial Public Offering. LionTree Advisors was entitled to receive a fee of approximately $2.2 million, paid upon the closing of the Initial Public Offering. In addition, LionTree Advisors would have received approximately $3.9 million at the closing of an initial Business Combination.

The underwriter reimbursed the Company approximately $2.2 million for such fees at the closing of the Initial Public Offering and the underwriter had also agreed to reimburse the Company for approximately $3.9 million upon the completion of an initial Business Combination.

Note 6 - Commitments and Contingencies

Registration and Shareholder Rights

The holders of Founder Shares and Private Placement Warrants (and any ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to certain demands and “piggyback” registration rights. The Company would have borne the expenses incurred in connection with the filing of any such registration statements.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per unit, or approximately $5.5 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit, or approximately $9.7 million in the aggregate would have been payable to the underwriter for deferred underwriting commissions if the Company had consummated an initial Business Combination. The deferred fee would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company had completed a Business Combination, subject to the terms of the underwriting agreement.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share at a general meeting of the Company. In connection with the extension meeting held on August 22, 2023, the holders of 19,590,635 ordinary shares of the Company properly exercised their right to redeem their Public Shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.66 per Public Share, for an aggregate redemption amount of approximately $208,788,481. As of September 30, 2023 and December 31, 2022, there were 8,009,365 and 27,600,000 Class A ordinary shares issued and outstanding and subject to possible redemption, respectively.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$285,484,352
Increase in redemption value of Class A ordinary shares subject to redemption	3,040,708
Class A ordinary shares subject to possible redemption as of March 31, 2023	288,525,060
Increase in redemption value of Class A ordinary shares subject to redemption	3,364,470
Class A ordinary shares subject to possible redemption as of June 30, 2023	291,889,530
Redemption of ordinary shares	(208,788,481)
Increase in redemption value of Class A ordinary shares subject to redemption	2,898,438
Class A ordinary shares subject to possible redemption as of September 30, 2023	$85,999,487

Note 8 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no non-redeemable Class A ordinary shares issued or outstanding.

Class B Ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 6,900,000 Class B ordinary shares issued and outstanding, which amount have been retroactively restated to reflect the share capitalization on November 18, 2021 as discussed in Note 5. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 Class B ordinary shares were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On November 23, 2021, the underwriter exercised the over-allotment option in full; thus, these 900,000 Founder Shares were no longer subject to forfeiture.

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

The Class B ordinary shares automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company may issue additional ordinary shares or preference shares to complete its initial Business Combination or under an employee incentive plan after completion of its initial Business Combination.

Warrants - As of September 30, 2023 and December 31, 2022, 13,800,000 Public Warrants and 13,540,000 Private Placement Warrants were outstanding.

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

INFINITE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2023
	Level 1	Level 2	Level 3
Investments held in Trust Account - U.S. Treasury Securities	$86,099,487	$-	$-

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3
Investments held in Trust Account - U.S. Treasury Securities	$285,584,352	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period ended September 30, 2023 and December 31, 2022.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except for the event described below, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

On October 23, 2023, the Company issued a press release announcing that the Company will redeem its Shares, effective as of November 6, 2023, because the Company will not consummate an initial business combination within the time required by its Amended and Restated Memorandum and Articles of Association, as extended in connection with the Extension Meeting. The redemption of the Shares was completed on November 6, 2023. As of the date of this Quarterly Report on Form 10-Q, the Company had 0 Class A ordinary shares issued and outstanding. After November 6, 2023, the Company has ceased all operations except for those required to wind up the Company’s business.

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

Overview

We are a Cayman Islands exempted company incorporated on March 29, 2021. Prior to our decision to wind down our business and redeem our public shareholders, our intention was to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

Prior to the Company’s decision to wind down its business on October 23, 2023, our management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination. There was no assurance that we would be able to complete a Business Combination successfully. Our initial Business Combination would have been with one or more operating businesses or assets with a fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable, if any, on the interest earned on the Trust Account) at the time we signed a definitive agreement in connection with the initial Business Combination. However, we would only have been able to complete a Business Combination if the post-transaction company owned or acquired 50% or more of the voting securities of the target or otherwise acquired a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

Prior to the Extension Meeting described below, if we had been unable to complete a Business Combination within 21 months from the closing of the Initial Public Offering, or August 23, 2023 (the “Combination Period”), we would have (1) ceased all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeemed the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to August 23, 2023 including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolved and liquidated, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless because we will not consummate a Business Combination within the Combination Period.

On August 22, 2023, we held the Extension Meeting to approve an amendment to the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) (i) to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination (the “Articles Extension”) from August 23, 2023 to September 23, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to fourteen times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, in writing and upon five days’ advance notice prior to the applicable Termination Date, until November 23, 2024 or a total of up to fifteen months after August 23, 2023, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”), (ii) to allow for the conversion of the Company’s Class B ordinary shares, par value $0.0001 per share into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the consummation of a business combination subject to certain limitations as set forth in the Extension Proxy Statement (the “Class B Share Proposal”) (iii) to eliminate from the Articles the limitation that the Company may not redeem Class A ordinary shares issued as part of the units sold in the Company’s Initial Public Offering (the “Public Shares”) to the extent that such redemption would result in the Company having net tangible assets, as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”), and (iv) to adjourn the Extension Meeting to a later date or dates, if necessary, (a) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extension Meeting, there are insufficient ordinary shares represented (either in person or by proxy) at the Extension Meeting to approve the Extension Amendment Proposal, the Class B Share Proposal or the Redemption Limitation Amendment Proposal, (b) to constitute a quorum necessary to conduct business to vote on the Extension Amendment Proposal, the Class B Share Proposal or the Redemption Limitation Amendment Proposal at the Extension Meeting, or (c) if the holders of Public Shares have elected to redeem an amount of shares in connection with the Extension Amendment Proposal, the Class B Share Proposal or the Redemption Limitation Amendment Proposal such that the Company would not adhere to the continued listing requirements of the New York Stock Exchange (the “Adjournment Proposal”), and to consider any other business as may be properly brought before the Extension Meeting and to approve the Redemption Limitation Amendment Proposal.

In connection with the vote to approve the Articles Amendment, the holders of 19,590,635 ordinary shares of the Company properly exercised their right to redeem their Public Shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.66 per Public Share, for an aggregate redemption amount of $208,788,481.

On September 23, 2023, we approved the first one-month extension of the time period during which the Company may consummate an initial business combination (such time period, the “Business Combination Period”). In connection with this extension of the Business Combination Period to October 23, 2023 (the “Extension”), the Company drew an aggregate of $120,000 (the “Extension Funds”) from the Extension Note. The Extension was the first of fourteen one-month extensions permitted under the Amended and Restated Memorandum and Articles of Association.

On October 23, 2023, the Company issued a press release announcing that the Company will redeem its Class A ordinary shares, par value $0.0001 (the “Shares”), effective as of November 6, 2023, because the Company will not consummate an initial business combination within the time required by its Amended and Restated Memorandum and Articles of Association, as extended in connection with the Extension Meeting. The redemption of the Shares was completed on November 6, 2023. In connection with the redemption of the Public Shares all Units were mandatorily separated into their components. After November 6, 2023, the Company is ceasing all operations except for those required to wind up the Company’s business and will be cancelling the Public Warrants and Private Placement Warrants.

Liquidity and Going Concern

As of September 30, 2023, we had approximately $2,000 in our operating bank account and a working capital deficit of approximately $1.9 million inclusive of a note payable and convertible note payable to our Sponsor.

Prior to the completion of the Initial Public Offering and Private Placement, our liquidity needs were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), and a loan of approximately $269,000 from the Sponsor pursuant to a promissory note originally issued on April 9, 2021 (the “Note”). We repaid the Note in full on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the certain proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In February 2022, our Sponsor committed to provide us an aggregate of up to $900,000 in loans in order to finance our working capital needs (including transaction costs in connection with a Business Combination) (the “Sponsor Loan Commitment”), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of September 30, 2023 and December 31, 2022, there were $780,000 and $400,000 of advances drawn under the Sponsor Loan Commitment, respectively.

In August 2023, the Company issued an unsecured convertible promissory note in the principal amount of up to $1.8 million (the “Extension Note”) to the Sponsor for general corporate purposes and the funding of the deposits into the Trust Account that the Company is required to make pursuant to its Amended and Restated Memorandum and Articles of Association in connection with the optional extensions that may be requested by the Sponsor. The Extension Note does not bear interest and would have matured upon closing of an initial Business Combination. Up to $1,500,000 of the amounts loaned under the Extension Note would have been convertible in connection with an initial Business Combination at the option of the Sponsor into warrants of the Company (“Working Capital Warrants”), at a conversion price equal to $1.00 per Working Capital Warrant. The terms of the Working Capital Warrants would have been identical to those of the private placement warrants that were issued to the Sponsor in connection with the Company’s Initial Public Offering. Given that the Company will not be consummating an initial Business Combination, the Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of the Extension Note may be accelerated upon the occurrence of an Event of Default (as defined under the Extension Note). Any Working Capital Warrants issuable upon conversion of the Extension Note would not have been registered under the Securities Act and would have been issued in reliance on the exemption from registration requirements provided by Section 4(a)(2) thereof. On August 22, 2023 and September 20, 2023, $120,000 each were drawn under the Extension Note and were deposited in the Trust Account in connection with the Articles Amendment. As of September 30, 2023, there was $240,000 outstanding under this Extension Note.

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

On October 23, 2023, the Company issued a press release announcing that the Company will redeem its Shares, effective as of November 6, 2023, because the Company will not consummate an initial business combination within the time required by its Amended and Restated Memorandum and Articles of Association, as extended in connection with the Extension Meeting. The redemption of the Shares was completed on November 6, 2023. In connection with the redemption of the Public Shares all Units were mandatorily separated into their components. After November 6, 2023, the Company is ceasing all operations except for those required to wind up the Company’s business and will be cancelling the Public Warrants and Private Placement Warrants.

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

Results of Operations

Our entire activity since inception up to September 30, 2023, was in preparation for our formation and the Initial Public Offering, and since the completion of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues as a result of its decision to wind down its business and redeem its public shareholders on November 6, 2023.

For the three months ended September 30, 2023, we had a net income of approximately $2.1 million, which consisted of approximately $2.7 million income from investments held in the Trust Account, partially offset by approximately $0.5 million in general and administrative expenses and approximately $30,000 of related party administrative fees.

For the three months ended September 30, 2022, we had a net income of approximately $814,000, which consisted of approximately $1.3 million net income on the investments held in the Trust Account, partially offset by approximately $331,000 in general and administrative expenses and approximately $113,000 of related party administrative fees.

For the nine months ended September 30, 2023, we had a net income of approximately $7.7 million, which consisted of approximately $9.1 million income from investments held in the Trust Account, partially offset by approximately $1.2 million in general and administrative expenses and approximately $126,000 of related party administrative fees.

For the nine months ended September 30, 2022, we had a net income of approximately $261,000, which consisted of approximately $1.7 million net income on the investments held in the Trust Account, partially offset by approximately $1.0 million in general and administrative expenses and approximately $375,000 of related party administrative fees.

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

Each Private Placement Warrant was exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. Given that we will not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants were non-redeemable for cash and exercisable on a cashless basis.

The Sponsor and the officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination. The Public Warrants and Private Placement Warrants will be cancelled in connection with the Company’s liquidation and will expire worthless.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. Had we completed a Business Combination, we would have repaid the Working Capital Loans out of the proceeds of the Trust Account released to us. Given that a Business Combination will close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account have be used to repay the Working Capital Loans. The Working Capital Loans would have either been repaid upon consummation of a Business Combination or, at the lender’s discretion, without interest, up to $1.5 million of such Working Capital Loans could have been converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, we had no borrowings under any Working Capital Loans.

In February 2022, the Sponsor committed to provide the Company an aggregate of up to $900,000 in loans in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination), and the Sponsor increased the principal amount of the Sponsor Loan Commitment to $1.2 million as of June 30, 2022. As of September 30, 2023 and December 31, 2022, there were $780,000 and $400,000 of advances drawn under Sponsor Loan Commitment, respectively.

In August 2023, the Company issued the Extension Note to the Sponsor for general corporate purposes and the funding of the deposits into the Trust Account that the Company is required to make pursuant to its Amended and Restated Memorandum and Articles of Association in connection with the optional extensions that may be requested by the Sponsor. The Extension Note does not bear interest and matures upon closing of an initial Business Combination. Up to $1,500,000 of the amounts loaned under the Extension Note would have been convertible at the option of the Sponsor into Working Capital Warrants, at a conversion price equal to $1.00 per Working Capital Warrant. The terms of the Working Capital Warrants would have been identical to those of the private placement warrants that were issued to the Sponsor in connection with the Company’s Initial Public Offering. Given that the Company will not be consummating an initial Business Combination, the Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of the Extension Note may be accelerated upon the occurrence of an Event of Default (as defined under the Note). Any Working Capital Warrants issuable upon conversion of the Note would not have been registered under the Securities Act and would have been issued in reliance on the exemption from registration requirements provided by Section 4(a)(2) thereof. On August 22, 2023 and September 20, 2023, $120,000 each were drawn under the Extension Note and were deposited in the Trust Account in connection with the Articles Amendment. As of September 30, 2023, there was $240,000 outstanding under the Extension Note.

Administrative Services Agreement

On November 23, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us until the earlier of the consummation of a Business Combination or liquidation. For the three and nine months ended September 30, 2023, we incurred $30,000 and $90,000, respectively, in expense for these services, which was included with general and administrative expenses – related party on the accompanying statements of operations. For the three and nine months ended September 30, 2022, we incurred $30,000 and $90,000, respectively, in expense for these services, which was included with general and administrative expenses – related party on the accompanying statements of operations. As of September 30, 2023 and December 31, 2022, approximately $223,000 and $132,000, respectively, were payable for these services and included in accounts payable-related party as reflected in the accompanying balance sheets.

We may pay the Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a consulting fee or other compensation in connection with identifying, investigating and completing an initial Business Combination. The Sponsor, or any of our existing executive officers and directors, or any of their respective affiliates, including LionTree Advisors LLC (“LionTree Advisors”) and LionTree LLC (“LionTree”), and other entities affiliated with LionTree, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors of us or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. For the three and nine months ended September 30, 2023, we recorded approximately $0 and $25,000, respectively, in expenses in connection with consulting and compliance services with a related party. For the three and nine months ended September 30, 2022, we recorded approximately $83,000 and $285,000, respectively, in expenses in connection with compliance services with related party. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding related to these services.

Financial Advisory Fees

In addition, LionTree Advisors was acting as our independent financial advisor as defined under FINRA Rule 5110(j)(9) to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with the Initial Public Offering. LionTree Advisors was entitled to receive a fee of approximately $2.2 million, paid upon the closing of the Initial Public Offering. In addition, LionTree Advisors would have received approximately $3.9 million at the closing of the initial Business Combination.

The Underwriter has reimbursed us approximately $2.2 million for such fees at the closing of the Initial Public Offering and the Underwriter had agreed to reimburse us for approximately $3.9 million upon the completion of the initial Business Combination.

Commitments and Contractual Obligations

Registration and Shareholder Rights

The holders of Founder Shares and Private Placement Warrants (and any ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to certain demands and “piggyback” registration rights. We would have borne the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Underwriter was entitled to an underwriting discount of $0.20 per unit, or approximately $5.5 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit, or approximately $9.7 million in the aggregate would have been payable to the Underwriter for deferred underwriting commissions if the Company had consummated a Business Combination. The deferred fee would have become payable to the Underwriter from the amounts held in the Trust Account solely in the event that we had completed a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 8,009,365 and 27,600,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

In connection with the vote to approve the Articles Amendment, the holders of 19,590,635 ordinary shares of the Company properly exercised their right to redeem their Public Shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.66 per Public Share, for an aggregate redemption amount of $208,788,481.

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

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 27,340,000 Class A ordinary shares since their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Report.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)
4.2	Specimen Unit Certificate (2)
4.3	Specimen Class A Ordinary Share Certificate (2)
4.4	Specimen Warrant Certificate (2)
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (1)
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (1)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equity holders named therein (1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (1)
10.5	Administrative Services Agreement between the Company and the Sponsor (1)
10.6	Engagement Letter between the Registrant and LionTree Advisors LLC (3)
10.7	Convertible Promissory Note, dated August 22, 2023 and issued to Infinite Sponsor LLC (4)
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
(4) Previously filed as an exhibit to our Current Report on Form 8-K filed on August 23, 2023 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2023		INFINITE ACQUISITION CORP.

	By:	/s/ David Farber
		Name:	David Farber
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)